Form 10QSB
period 1996-03-31
ROSECAP INC/NY
filed 1996-05-15
CIK 878722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

[ ]              TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                       Commission file number 33-42408-NY

                                  ROSECAP, INC.
        (Exact name of small business issuer as specified in its charter)


   New York                                                     11-3023099
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                               236 Birchwood Road
                                Medford, NY 11763
                    (Address of principal executive offices)

                                 (516) 698-6914
                           (Issuer's telephone number)

                                    No change
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .
    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,500 shares of Common Stock, par value $.001 per share, outstanding as of April 26, 1996.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  ROSECAP, INC.

                      For the Quarter ended March 31, 1996

The following financial statements and schedules of the registrant and ts consolidated subsidiaries are submitted herewith:



                          PART I- FINANCIAL INFORMATION


                                                                             Page of
                                                                             Form 10-QSB
                                                                             -----------
Item 1.  Financial Statements:

         Balance Sheets -- March 31, 1996 and June 30, 1995                     3
         Statement of Stockholders' Equity -- Inception to March 31, 1996       4
         Statement of Operations for the nine months ended March 31, 1996
                  and 1995 and from inception to March 31, 1996                 5
         Statement of  Operations for the three months ended March 31,
                  1996 and 1995                                                 6
         Statement of Cash Flows for the nine months ended March 31,
                  1996 and 1995 and from inception to March 31, 1996            7
         Notes to Financial Statements                                          8

Item 2.  Management's Discussion and Analysis or Plan of Operation              9

- --------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                             MARCH 31     June 30
                                                               1996        1995
                                     ASSETS
CURRENT ASSETS
   Cash                                                      $ 11,787    $ 16,476
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accrued expenses                                             1,446       2,121
                                                             --------    --------
         TOTAL LIABILITIES                                      1,446       2,121
                                                             --------    --------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value
     50,000,000 shares authorized
     62,500 shares issued outstanding                              63          63
   Capital in excess of par value                              37,266      37,266
   Deficit accumulated during
       development stage                                      (26,988)    (22,974)
                                                             --------    --------
         TOTAL STOCKHOLDERS' EQUITY                            10,341      14,355
                                                             --------    --------
        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                              $ 11,787    $ 16,476
                                                             ========    ========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                               Deficit
                                                                             Accumulated
                                                              Capital in       During           Total
                                          Common Stock         Excess of     Development     Stockholders'
                                       Shares       Amount     Par Value        Stage           Equity
                                       ------       ------     ---------     -----------     ------------
Balance, August 24, 1990                    0          $ 0      $      0        $      0        $      0
  (inception)

Issuance of shares to Officer
 and Directors of the Company
 for cash August 24, 1990              12,500           13         2,487                           2,500

Net loss from inception,
 August 24, 1990 to
 June 30, 1991                                                                      (976)           (976)

Proceeds of initial
 public offering                       50,000           50        49,950                          50,000

Offering costs                                                   (14,394)                        (14,394)

Net loss for the year
 ended June 30, 1992                                                              (3,991)         (3,991)

Offering costs                                                      (777)                           (777)

Net loss for the year
 ended June 30, 1993                                                              (5,854)         (5,854)
                                       ------          ---      --------        --------        --------

Balance, June 30, 1993                 62,500           63        37,266         (10,821)         26,508

Net loss for the year
 ended June 30, 1994                                                              (5,662)         (5,662)
                                       ------          ---      --------        --------        --------

Balance, June 30, 1994                 62,500           63        37,266         (16,483)         20,846

Net loss for the year ended
 June 30, 1995                                                                    (6,491)         (6,491)
                                       ------          ---      --------        --------        --------

Balance, June 30, 1995                 62,500           63        37,266         (22,974)         14,355

Net loss for the nine months
 March 31, 1996 (unaudited)                                                       (4,014)         (4,014)
                                       ------          ---      --------        --------        --------

Balance, March 31, 1996
 (unaudited)                           62,500          $63      $ 37,266        $(26,988)       $ 10,341
                                       ======          ===      ========        ========        ========


                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                    FOR THE NINE          FROM INCEPTION
                                    MONTHS ENDED          AUGUST 13, 1990
                                      MARCH 31,                TO
                                 1996          1995        MARCH 31, 1996
REVENUE
   Interest                    $ NONE        $ NONE         $  NONE
                                ------        ------          ------
EXPENSES
   Professional                  2,960         2,692          18,842
   Miscellaneous                    15                           215
   Office                                        450           2,400
   Filing fees                     618           600           2,973
                               -------       -------        --------
     TOTAL                       3,593         3,742          24,430
                               -------       -------        --------
LOSS BEFORE INCOME TAXES        (3,593)       (3,742)        (24,430)

INCOME TAXES                       421           429           2,558
                               -------       -------        --------
NET LOSS                       $(4,014)      $(4,171)       $(26,988)
                               =======       =======        ========
EARNINGS (LOSS) PER SHARE
     Net loss per share        $  (.06)      $  (.07)       $  (.57)
                               =======       =======        ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       62,500        62,500          47,098
                               =======       =======        ========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                  FOR THE THREE
                                   MONTHS ENDED
                                     MARCH 31,
                                 1996         1995
REVENUE
   Interest                      NONE          NONE
                               -------       -------
EXPENSES
   Professional                $   614       $   656
   Office                                       (150)
   Filing fees                     417            99
                               -------       -------
         TOTAL                   1,031           605
                               -------       -------
LOSS BEFORE INCOME TAXES        (1,031)         (605)

INCOME TAXES
                               -------       -------
NET LOSS                       $(1,031)      $  (605)
                               =======       =======
LOSS PER SHARE
   Net loss per share          $  (.02)      $  (.01)
                               =======       =======
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING       62,500        62,500
                               =======       =======

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                       FOR THE NINE        FROM INCEPTION
                                        MONTHS ENDED       AUGUST 13, 1990
                                          MARCH 31,              TO
                                     1996         1995      MARCH 31, 1996
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                        $(4,014)     $(4,171)     $(26,988)
   Increase (decrease) in
    accrued expenses                  (675)        (704)        1,446
                                   -------      -------      --------
NET CASH USED IN OPERATING
 ACTIVITIES                         (4,689)      (4,875)      (25,542)
                                   -------      -------      --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   Issuance of common stock                                        63
   Paid in capital                                             52,437
   Offering costs                                             (15,171)
                                   -------      -------      --------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                        37,329
                                   -------      -------      --------
NET INCREASE (DECREASE) IN CASH     (4,689)      (4,875)       11,787

BEGINNING CASH BALANCE              16,476       28,437
                                   -------      -------      --------
ENDING CASH BALANCE                $11,787      $23,562      $ 11,787
                                   =======      =======      ========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DIVIDEND POLICY

         The Company was incorporated under the laws of the State of New York on August 24, 1990. The Company is in the development stage and has not commenced planned principal operations. The fiscal year of the corporation is June 30. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

GENERAL AND RELATED PARTY

         The financial data for the nine and three months ended March 31, 1996 and 1995, and for the period August 24, 1990 (commencement of development stage) through March 31, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

         The Company is seeking the acquisition of, or merger with an existing company. Mr. Charles Rose is primarily responsible for evaluating acquisitions and investigating prospects for the Company. The Company entered into an oral arrangement with Charles Rose, President of the Company, providing for the use of a portion of his business office as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities. The office is located at 236 Birchwood Road, Medford, NY 11763.

SUPPLEMENTAL CASH FLOW INFORMATION

                  Income taxes paid                   $421
                  Interest paid                        -0-

INCOME TAXES

         As of March 31, 1996, the Company had a $22,974 net operating loss carryforward available to offset future taxable income through 2005.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


         The Company was formed August 24, 1990, for the purpose of investing in any and all types of assets, properties and businesses. In connection with its initial capitalization, the Company issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500.

         On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Company in the New York Regional Office. The Registration Statement related to an offering of 50,000 Units of Common Stock at $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The offering was intended as a "blank check" offering. The Class "A" Warrants expired in January 1994 without being exercised. The Class "B" Warrants expired in June 1994 without being exercised. The offering was closed on May 20, 1992. The Company is seeking the acquisition of, or merger with, an existing company.

         Plan of Operation. The Company has not yet realized any revenues from operations, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. It can continue to satisfy its cash requirements for at least the next 12 months and does not expect to have to raise additional funds in the next twelve months.

         Liquidity and Capital Resources. As of March 31, 1996, the Company had assets of $11,787 and liabilities of $1,446. This compares to assets of $16,476 and liabilities of $2,121 for the year ended June 30, 1995. The Company's assets consist of cash as a result of the offering. The Company will likely to continue to have limited assets until such time as an acquisition or merger is effected.

         Results of Operations. The Company has not commenced any active operations as of the date hereof except for the registration and sale of its securities and the commencement of efforts to locate suitable acquisition transactions. No revenue has been generated by the Company since its inception. It is unlikely that the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of or merger with an operating company, of which there can be no assurance. For the nine months ended March 31, 1996, the Company had no revenue and expenses of $3,593, as compared with no revenue and expenses of $3,742 for the nine months ended March 31, 1995.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.


Item 2.   Changes in Securities.  None.


Item 3.   Defaults Upon Senior Securities.  None.


Item 4.   Submission of Matters to a Vote of Security Holders.  None.


Item 5.   Other Information.  None.


Item 6.   Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 5, 1996                              ROSECAP, INC.



                                                By: /s/ Charles Rose
                                                   ----------------------------
                                                   Charles Rose, President and
                                                   Chief Financial Officer