Form 10QSB
period 1996-09-30
ROSECAP INC/NY
filed 1996-11-12
CIK 878722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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
                                  Yes X    No
                                     ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,500 shares of Common Stock, par value $.001 per share, outstanding as of November 2, 1996.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  ROSECAP, INC.

                    For the Quarter ended September 30, 1996

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:




                          PART I- FINANCIAL INFORMATION


                                                                                     Page of
                                                                                   Form 10-QSB
                                                                                   -----------
Item 1.  Financial Statements:
         Balance Sheets -- September 30, 1996 and June 30, 1996                         3
         Statement of Stockholders' Equity -- Inception to September 30, 1996           4
         Statement of  Operations for the three months ended September 30,
                  1996 and 1995 and from inception to September 30, 1996                5
         Statement of Cash Flows for the three months ended September 30,
                  1996 and 1995 and from inception to September 30, 1996                6
         Notes to Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis or Plan of Operation                      8

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                               September 30,     June 30,
                                                                   1996            1996
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                        $  8,152        $ 10,683
                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                            $  1,728        $  2,736
                                                                 --------        --------
      TOTAL LIABILITIES                                             1,728           2,736
                                                                 --------        --------
STOCKHOLDERS' EQUITY
      Common stock, $.001 par value
       50,000,000 shares authorized
       62,500 shares issued and outstanding                            63              63
      Capital in excess of par value                               37,266          37,266
      Deficit accumulated during development stage                (30,905)        (29,382)

      TOTAL STOCKHOLDERS' EQUITY                                    6,424           7,947
                                                                 --------        --------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                     $  8,152        $ 10,683
                                                                 ========        ========

                                  ROSECAP, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                         Capital in      During          Total
                                                                Common Stock             Excess of     Development    Stockholders'
                                                            Shares         Amount        Par Value        Stage          Equity
Balance, August 24, 1990  (inception)                            0        $      0        $     0       $      0        $     0

Issuance of shares to Officer and Directors of the
  Company for cash August 24, 1990                          12,500              13          2,487                         2,500

Net loss from inception to June 30, 1991                                                                    (976)          (976)

Proceeds of initial public offering                         50,000              50         49,950                        50,000

Offering costs                                                                            (14,394)                      (14,394)

Net loss for the year ended June 30, 1992                                                                 (3,991)        (3,991)

Offering costs                                                                               (777)                         (777)

Net loss for the year ended June 30, 1993                                                                 (5,854)        (5,854)
                                                           -------        --------        -------       --------        -------
Balance, June 30, 1993                                      62,500              63         37,266        (10,821)        26,508

Net loss for the year ended June 30, 1994                                                                 (5,662)        (5,662)
                                                           -------        --------        -------       --------        -------
Balance, June 30, 1994                                      62,500              63         37,266        (16,483)        20,846

Net loss for the year ended June 30, 1995                                                                 (6,491)        (6,491)
                                                           -------        --------        -------       --------        -------
Balance, June 30, 1995                                      62,500              63         37,266        (22,974)        14,355

Net loss for the year ended June 30, 1996                                                                 (6,408)        (6,408)
                                                           -------        --------        -------       --------        -------
Balance, June 30, 1996                                      62,500              63         37,266        (29,382)         7,947

Net loss for the three months ended  September 30, 1996                                                   (1,523)        (1,523)
                                                                          --------        -------       --------        -------
Balance, September 30, 1996 (unaudited)                     62,500        $     63        $37,266       $(30,905)       $ 6,424
                                                           =======        ========        =======       ========        =======

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                         For The Three          From Inception
                                         Months Ended           July 18, 1990
                                         September 30,                To
                                     1996            1995     September 30, 1996
REVENUE                              NONE            NONE            NONE
                                   --------        --------        --------
EXPENSES
      Professional                 $    977        $  1,687        $ 22,063
      Miscellaneous                       9               0             224
      Office                              0               0           2,400
      Filing fees                       150             101           3,273
                                   --------        --------        --------
      TOTAL                           1,136           1,788          27,960
                                   --------        --------        --------
LOSS BEFORE INCOME TAXES             (1,136)         (1,788)        (27,960)

INCOME TAXES                            387             421           2,945
                                   --------        --------        --------
NET LOSS                           $ (1,523)       $ (2,209)       $(30,905)
                                   ========        ========        ========
LOSS PER SHARE:
   Net loss per share              $   (.02)       $   (.04)       $   (.64)
                                   ========        ========        ========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING         62,500          62,500          48,358
                                   ========        ========        ========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          For The Three         From Inception
                                                          Months Ended           July 18, 1990
                                                          September 30,                To
                                                       1996           1995     September 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                      $ (1,523)       $ (2,209)       $(30,905)
      Increase (decrease) in accrued expenses         (1,008)            (19)          1,728
                                                    --------        --------        --------
NET CASH USED BY OPERATING ACTIVITIES                 (2,531)         (2,228)        (29,177)
                                                    --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                             0               0              63
      Paid in capital                                      0               0          52,437
      Offering costs                                       0               0         (15,171)
                                                    --------        --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  0               0          37,329
                                                    --------        --------        --------
 NET INCREASE (DECREASE) IN CASH                      (2,531)         (2,228)          8,152

BEGINNING CASH BALANCE                                10,683          16,476               0
                                                    --------        --------        --------
ENDING CASH BALANCE                                 $  8,152        $ 14,248        $  8,152
                                                    ========        ========        ========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1;  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION BUSINESS ACTIVITY AND DIVIDEND POLICY

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

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

GENERAL AND RELATED PARTY

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

      The financial data for the three months ended September 30, 1996 and 1995 and for the period August 24, 1990 (commencement of development stage) through September 30, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the three months ended September 30, 1996:

 Income taxes                        $ 404
 Interest                              -0-

INCOME TAXES

As of September 30, 1996, the Company had a $29,382 net operating loss carryforward available to offset future taxable income through 2005.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


         Rosecap, Inc. (the "Company") was formed August 24, 1990, for the purpose of investing in any and all types of assets, properties and businesses. In connection with its initial capitalization, the Company issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500.

         On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Company in the New York Regional Office. The Registration Statement related to an offering of 50,000 Units of Common Stock at $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The offering was intended as a "blank check" offering. The Class "A" Warrants expired in January 1995 without being exercised. The Class "B" Warrants expired in June 1995 without being exercised. The offering was closed on May 20, 1992. The Company is seeking the acquisition of, or merger with, an existing company.

         Plan of Operation. The Company has not yet realized any revenues from operations, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. It can continue to satisfy its cash requirements for at least the next 12 months and does not expect to have to raise additional funds in the next twelve months.

         Liquidity and Capital Resources. As of September 30, 1996, the Company had assets of $8,152 and liabilities of $1,728. This compares to assets of $10,683 and liabilities of $2,736 at June 30, 1996. The Company's assets consist of cash as a result of the offering. The Company will likely continue to have limited assets until such time as an acquisition or merger is effected.

         Results of Operations. The Company has not commenced any active operations as of the date hereof except for the registration and sale of its securities and its efforts to locate suitable acquisition transactions. No revenue has been generated by the Company since its inception. It is unlikely that the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of an operating company, of which there can be no assurance. For the three months ended September 30, 1996, the Company had no revenue and expenses of $1,788, as compared with no revenue and expenses of $887 for the three months ended September 30, 1995.

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


Item 2.           Changes in Securities.  None.


Item 3.           Defaults Upon Senior Securities.  None.


Item 4.           Submission of Matters to a Vote of Security Holders.  None.


Item 5.           Other Information.  None.


Item 6.           (A) Exhibits

                  Exhibit No.       Description
                  -----------       -----------
                  27.1              Financial Data Schedule

                  (B)  Reports on Form 8-K.  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 1, 1996               ROSECAP, INC.



                                      By: /s/ Charles Rose
                                         -----------------------------------
                                          Charles Rose, President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


27.1     Financial Data Schedule