Form 10QSB
period 1996-12-31
ROSECAP INC/NY
filed 1997-02-11
CIK 878722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,500 shares of Common Stock, par value $.001 per share, outstanding as of January 26, 1997.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  ROSECAP, INC.

                     For the Quarter ended December 31, 1996

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION


                                                                                        Page of
                                                                                        Form 10-QSB
                                                                                        -----------
Item 1.  Financial Statements:

         Balance Sheets -- December 31, 1996 and June 30, 1996                          3
         Statement of Stockholders' Equity -- Inception to December 31, 1996            4
         Statement of Operations for the six months ended December 31, 1996
                  and 1995 and from inception to December 31, 1996                      5
         Statement of  Operations for the three months ended December 31,
                  1996 and 1995                                                         6
         Statement of Cash Flows for the six months ended December 31,
                  1996 and 1995 and from inception to December 31, 1996                 7
         Notes to Financial Statements                                                  8

Item 2.  Management's Discussion and Analysis or Plan of Operation                      9

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


                                                  December 31,   June 30,
                                                      1996         1996
                                                   (Unaudited)

                         ASSETS
CURRENT ASSETS
  Cash                                              $  7,278     $ 10,683
                                                    --------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                  $  1,768    $   2,736
                                                    --------    ---------
    TOTAL LIABILITIES                                  1,768        2,736
                                                    --------    ---------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
  50,000,000 shares authorized
  62,500 shares issued and outstanding                    63           63
  Capital in excess of par value                      37,266       37,266
  Deficit accumulated during development stage       (31,819)     (29,382)
                                                    --------     --------
    TOTAL STOCKHOLDERS' EQUITY                         5,510        7,947
                                                    --------     --------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                          $  7,278     $ 10,683
                                                    ========     ========

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                            Deficit
                                                                                          Accumulated
                                                                         Capital in          During         Total
                                                     Common Stock         Excess of        Development   Stockholders'
                                                  Shares      Amount      Par Value          Stage          Equity


Balance, August 24, 1990 (inception)                   0       $ 0        $       0         $      0       $       0

Issuance of shares to Officer and Directors
  of the Company for cash August 24, 1990         12,500        13            2,487                            2,500

Net loss from inception to June 30, 1991                                                        (976)           (976)

Proceeds of initial public offering               50,000        50           49,950                           50,000

Offering costs                                                              (14,394)                         (14,394)

Net loss for the year ended June 30, 1992                                                     (3,991)         (3,991)

Offering costs                                                                 (777)                            (777)

Net loss for the year ended June 30, 1993                                                     (5,854)         (5,854)
                                                  ------        --          -------          -------         -------
Balance, June 30, 1993                            62,500        63           37,266          (10,821)         26,508

Net loss for the year ended June 30, 1994                                                     (5,662)         (5,662)
                                                  ------        --           ------          -------         -------
Balance, June 30, 1994                            62,500        63           37,266          (16,483)         20,846

Net loss for the year ended June 30, 1995                                                     (6,491)         (6,491)
                                                  ------        --           ------          -------         -------
Balance, June 30, 1995                            62,500        63           37,266          (22,974)         14,355

Net loss for the year ended June 30, 1996                                                     (6,408)         (6,408)
                                                  ------        --           ------          -------         -------
Balance, June 30, 1996                            62,500        63           37,266          (29,382)          7,947

Net loss for the six months ended
   December 31, 1996                                                                          (2,437)         (2,437)
                                                  ------        --           ------          -------         -------
Balance, December 31, 1996 (unaudited)            62,500       $63          $37,266         $(31,819)        $ 5,510
                                                  ======        ==           ======          =======          ======

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                        For The Six             From Inception
                                       Months Ended             August 24, 1990
                                       December 31,                   To
                                     1996        1995          December 31, 1996
REVENUE                              NONE         NONE                 NONE

EXPENSES
   Professional                   $ 1,452      $ 2,346              $22,538
   Miscellaneous                        9           15                  224
   Office                               0            0                2,400
   Filing fees                        589          201                3,712
                                  -------      -------             --------

        TOTAL                       2,050        2,562               28,874
                                  -------      -------             --------

LOSS BEFORE INCOME TAXES           (2,050)      (2,562)             (28,874)

INCOME TAXES                          387          421                2,945
                                  -------      -------             --------
NET LOSS                          $(2,437)    ($ 2,983)            $(31,819)
                                  -------      -------             --------
LOSS PER SHARE:
   Net loss per share             $  (.04)     $  (.05)            $   (.65)
                                  -------      -------             --------

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                       62,500       62,500               48,916
                                  =======      =======             ========

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                For The Three
                                                Months Ended
                                                December 31,
                                             1996          1995
REVENUE                                      NONE          NONE

EXPENSES
    Professional                           $   475       $   659
    Miscellaneous                                0            15
    Office                                       0             0
    Filing fees                                439           100
                                           -------       -------

    TOTAL                                      914           774
                                           -------       -------

LOSS BEFORE INCOME TAXES                      (914)         (774)

INCOME TAXES                                     0             0
                                           -------       -------

NET LOSS                                   $  (914)      $  (774)
                                           -------       -------

LOSS PER SHARE:
    Net loss per share                     $  (.01)      $  (.01)
                                           -------       -------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                62,500        62,500
                                           =======       =======

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                     For The Six             From Inception
                                                     Months Ended            August 24, 1990
                                                     December 31,                   To
                                                  1996           1995       December 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(2,437)        $(2,983)        $(31,819)
  Increase (decrease) in accrued expenses          (968)         (1,016)           1,768
                                                -------         -------         --------
NET CASH USED BY OPERATING ACTIVITIES            (3,405)         (3,999)         (30,051)
                                                -------         -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                            0               0               63
  Paid in capital                                     0               0           52,437
  Offering costs                                      0               0          (15,171)
                                                -------         -------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             0               0           37,329
                                                -------         -------         --------
NET INCREASE (DECREASE) IN CASH                  (3,405)         (3,999)           7,278

BEGINNING CASH BALANCE                           10,683          16,476                0
                                                -------         -------         --------
ENDING CASH BALANCE                             $ 7,278         $12,477         $  7,278
                                                =======         =======         ========


                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION BUSINESS ACTIVITY AND DIVIDEND POLICY

     The Company was incorporated under the laws of the State of New York on August 24, 1990. The Company is in the development stage and has not commenced planned principal operations. The Company is seeking the acquisition of, or merger with an existing company. The fiscal year of the Company is June 30. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

GENERAL AND RELATED PARTY TRANSACTIONS

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

     The financial data for the three and six months ended December 31, 1996 and 1995 and for the period August 24, 1990 (commencement of development stage) through December 31, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the six months ended December 31, 1996:

Income taxes                                $404
Interest                                     -0-

INCOME TAXES

As of December 31 1996, the Company had a $29,382 net operating loss carryforward available to offset future taxable income through 2005.

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

         Liquidity and Capital Resources. As of December 31, 1996, the Company had assets of $7,278 and liabilities of $1,768. This compares to assets of $10,683 and liabilities of $2,736 for the year ended June 30, 1996. The Company's assets consist of cash as a result of the offering. The Company will likely continue to have limited assets until such time as an acquisition or merger is effected.

         Results of Operations. The Company has not commenced any active operations as of the date hereof except for the registration and sale of its securities and the commencement of efforts to locate suitable acquisition transactions. No revenue has been generated by the Company since its inception. It is unlikely that the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of or merger with an operating company, of which there can be no assurance. For the six months ended December 31, 1996, the Company had no revenue and expenses of $2,050, as compared with no revenue and expenses of $2,562 for the six months ended December 31, 1995.

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


Date:  February 1, 1997                   ROSECAP, INC.



                                          By: /s/ Charles Rose
                                              ------------------------------
                                              Charles Rose, President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX


27.1     Financial Data Schedule