Form 10QSB
period 1997-03-31
ROSECAP INC/NY
filed 1997-05-09
CIK 878722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997
                                               -----------------

[_]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                          ----------    ----------
                      Commission file number 33-42408-NY
                                             -----------

                                 ROSECAP, INC.
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


      New York                                               11-3023099
-----------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                      Identification No.)

                               236 Birchwood Road
                               Medford, NY  11763
                      ------------------------------------
                    (Address of principal executive offices)

                                 (516) 698-6914
                          --------------------------
                          (Issuer's telephone number)

                                   No change
                              -------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No
   -----.
                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,500 shares of Common
                                                     -----------------------
Stock, par value $.001 per share, outstanding as of April 26, 1997.
------------------------------------------------------------------

                                  FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                 ROSECAP, INC.

                      For the Quarter ended March 31, 1997

  The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:



                         PART I- FINANCIAL INFORMATION
                         -----------------------------

                                                                      Page of
                                                                      Form 10-QSB
                                                                      -----------
Item 1.  Financial Statements:
  Balance Sheets -- March 31, 1997 and June 30, 1996                  3
  Statement of Stockholders' Equity -- Inception to March 31, 1997    4
  Statement of Operations for the nine months ended March 31, 1997
     and 1996 and from inception to March 31, 1997                    5
  Statement of  Operations for the three months ended March 31,
     1997 and 1996                                                    6
  Statement of Cash Flows for the nine months ended March 31,
     1997 and 1996 and from inception to March 31, 1997               7
  Notes to Financial Statements                                       8

Item 2.  Management's Discussion and Analysis or Plan of Operation    9

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


                                         March 31,   June 30,
                                           1997        1996
                                        (Unaudited)

                          ASSETS

CURRENT ASSETS
  Cash                                  $   4,606    $ 10,683
                                         ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                     $      929    $  2,736
                                         --------    --------

     TOTAL LIABILITIES                        929       2,736
                                         --------    --------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
  50,000,000 shares authorized
  62,500 shares issued and outstanding         63          63
  Capital in excess of par value           37,266      37,266
  Deficit accumulated during
   development stage                     ( 33,652)   ( 29,382)
                                         ---------   --------

  TOTAL STOCKHOLDERS' EQUITY                3,677       7,947
                                         --------    --------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $   4,606   $  10,683
                                        =========   =========

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Capital in       During      Total
                                                              Common Stock         Excess of     Development  Stockholders'
                                                             Shares      Amount    Par Value        Stage        Equity
Balance, August 24, 1990  (inception)                            0        $ 0     $      0       $       0    $      0

Issuance of shares to Officer and Directors of the
  Company for cash August 24, 1990                          12,500         13        2,487                       2,500

Net loss from inception to June 30, 1991                                                            (  976)     (  976)

Proceeds of initial public offering                         50,000         50       49,950                      50,000

Offering costs                                                                     (14,394)                    (14,394)

Net loss for the year ended June 30, 1992                                                           (3,991)     (3,991)

Offering costs                                                                     (   777)                     (  777)

Net loss for the year ended June 30, 1993                                                           (5,854)   (  5,854)
                                                            ------         --       ------        --------      ------

Balance, June 30, 1993                                      62,500         63       37,266         (10,821)     26,508

Net loss for the year ended June 30, 1994                                                         (  5,662)    ( 5,662)
                                                            ------         --       ------        --------      ------

Balance, June 30, 1994                                      62,500         63       37,266         (16,483)     20,846

Net loss for the year ended June 30, 1995                                                         (  6,491)    ( 6,491)
                                                            ------         --       ------        --------      ------

Balance, June 30, 1995                                      62,500         63       37,266         (22,974)     14,355

Net loss for the year ended June 30, 1996                                                         (  6,408)    ( 6,408)
                                                            ------         --       ------        --------      ------

Balance, June 30, 1996                                      62,500         63       37,266         (29,382)      7,947

Net loss for the nine months ended  March 31, 1997                                                (  4,270)    ( 4,270)
                                                            ------         --       ------        --------      ------

Balance, March 31, 1997 (unaudited)                         62,500        $63     $ 37,266       $ (33,652)   $  3,677
                                                            ======        ===     ========       =========   =========

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                           For The Nine            From Inception
                                           Months Ended           August 24, 1990
                                             March 31,                 To
                                      1997              1996       March 31, 1997

REVENUE                               NONE              NONE             NONE
                                   ---------          --------         --------
EXPENSES
     Professional                   $  3,135          $  2,960         $ 24,221
     Miscellaneous                         9                15              224
     Office                                0                 0            2,400
     Filing fees                         739               618            3,862
                                    --------          --------         --------

     TOTAL                             3,883             3,593           30,707
                                    --------          --------         --------

LOSS BEFORE INCOME TAXES             ( 3,883)          ( 3,593)         (30,707)

INCOME TAXES                             387               421            2,945
                                    --------          --------         --------

NET LOSS                            $( 4,270)         $( 4,014)        $(33,652)
                                    ========          ========         ========

LOSS PER SHARE:
   Net loss per share              $(    .07)        $(   . 06)      $(     .68)
                                     =======          ========         ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING          62,500            62,500           49,421
                                    ========          ========         ========


                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                        For The Three
                                        Months Ended
                                          March 31,
                                     1997        1996

REVENUE                              NONE         NONE
                                   --------     --------
EXPENSES
  Professional                     $  1,683     $    614
  Miscellaneous                           0            0
  Office                                  0            0
  Filing fees                           150          417
                                   --------     --------

  TOTAL                               1,833        1,031
                                   --------     --------

LOSS BEFORE INCOME TAXES          (   1,833)     ( 1,031)

INCOME TAXES                              0            0
                                   --------     --------

NET LOSS                          (   1,833)    $( 1,031)
                                   ========     ========

LOSS PER SHARE:
 Net loss per share             $(      .03)  $(     .02)
                                   ========     ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING         62,500       62,500
                                   ========     ========

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   For The Nine           From Inception
                                                                                  Months Ended            August 24, 1990
                                                                                    March 31,                  To
                                                                             1997             1996         March 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                           $( 4,270)         $( 4,014)       $ (33,652)
         Increase (decrease) in accrued expenses                             ( 1,807)         (    675)             929
                                                                             -------          --------        ---------

NET CASH USED BY OPERATING ACTIVITIES                                        ( 6,077)          ( 4,689)        ( 32,723)
                                                                              -------          --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                                  0                 0               63
         Paid in capital                                                           0                 0           52,437
         Offering costs                                                            0                 0          (15,171)
                                                                            --------          --------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          0                 0           37,329
                                                                            --------          --------        ---------

 NET INCREASE (DECREASE) IN CASH                                             ( 6,077)          ( 4,689)           4,606

BEGINNING CASH BALANCE                                                        10,683            16,476                0
                                                                            --------          --------        ---------

ENDING CASH BALANCE                                                         $  4,606          $ 11,787        $   4,606
                                                                            ========          ========        =========


                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

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

Estimates
---------

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

General and related party
-------------------------

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

     The financial data for the three and nine months ended March 31, 1997 and 1996 and for the period August 24, 1990 (commencement of development stage) through March 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

Income taxes
------------
     As of March 31, 1997, the Company had a $29,382 net operating loss carryforward available to offset future taxable income through 2005.

NOTE 2: SUBSEQUENT EVENTS

     The Company in order to satisfy its cash requirements for at least the next 12 months, consumated a sale of 25,000 shares of Common Stock to Lawrence Kaplan on May 10, 1997 for a total of $5,000. Lawrence Kaplan is the son-in-law of Charles and Ida Rose, officers and directors of the Company.

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

     Plan of Operation.  The Company has not yet realized any revenues from
     -----------------
operations, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. It cannot continue to satisfy its cash requirements for at least the next 12 months. In accordance therewith, the Company, on May 10, 1997, consummated a sale of 25,000 shares of Common Stock to Lawrence Kaplan, son-in-law of Charles Rose and Ida Rose, officers and directors of the Company, at a price of $0.20 per share, or an aggregate of $5,000. The Company believes these funds should be sufficient to bear the expenses of filings with the Securities and Exchange Commission, professional and other expenses for the 12 months following such investment, although no assurance thereof can be given.

     Liquidity and Capital Resources.  As of March 31, 1997, the Company had
     -------------------------------
assets of $4,606 and liabilities of $929. This compares to assets of $10,683 and liabilities of $2,736 for the year ended June 30, 1996. The Company's assets consist of cash as a result of the offering. The Company will likely to continue to have limited assets, even after the sale of stock to Mr. Kaplan, until such time as an acquisition or merger is effected.

          Results of Operations.  The Company has not commenced any active
          ---------------------
operations as of the date hereof except for the registration and sale of its securities and the commencement of efforts to locate suitable acquisition transactions. No revenue has been generated by the Company since its inception. It is unlikely that the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of or merger with an operating company, of which there can be no assurance. For the nine months ended March 31, 1997, the Company had no revenue and expenses of $3,883, as compared with no revenue and expenses of $3,593 for the nine months ended March 31, 1996.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.  To the best knowledge of the officers and
         -----------------
         directors, neither the company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.


Item 2.  Changes in Securities.  None.
         ----------------------


Item 3.  Defaults Upon Senior Securities.  None.
         -------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ----------------------------------------------------


Item 5.  Other Information.  None.
         -----------------


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

          27 Financial Data Schedule

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 5, 1997               ROSECAP, INC.



                                 By: /s/ Charles Rose
                                    -------------------------------------
                                     Charles Rose, President and
                                     Chief Financial Officer


--------------------------------------------------------------------------------