Form 10KSB40
period 1997-06-30
ROSECAP INC/NY
filed 1997-09-26
CIK 878722

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB
       (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                    For the fiscal year ended June 30, 1997
                                              -------------

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the transition period from ________ to _________

                       Commission file number 33-42408-NY
                                              -----------

                                 ROSECAP, INC.
                                 -------------
          (Name of Small Business Issuer as specified in its charter)

         New York                                        11-3023099
-------------------------------                   -------------------------
(State or other jurisdiction of                      (I.R.S. employer
of incorporation or organization)                    identification number)

236 Birchwood Road, Medford, New York                      11763
-------------------------------------                   -----------
(Address of principal executive offices)                 (Zip Code)

        Issuer's telephone number, including area code:  (516) 698-6914
                                                         ---------------

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes  X
                                                                            ---
No ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                                ---

As of the date hereof, there is no public market for the Issuer's securities.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 15, 1997, there were 87,500 shares of the Issuer's common stock issued and outstanding.

The Issuer had no revenues for the year ending June 30, 1997.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):
Yes       ; No   X
   ------      -----

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Registrant was formed on August 24, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with its initial capitalization, the Registrant issued 12,500 shares of its Common Stock to its officers and directors for the aggregate sum of $2,500. On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Registrant in the New York Regional Office. The Registration Statement related to an offering of 50,000 Units of the Registrant's securities at $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The offering was a "blind pool" or "blank check" offering. The offering was closed on May 20, 1992.

     The Registrant is seeking the acquisition of or merger with an existing company ("Potential Business Acquisitions"). Given the limited amount to be raised in its offering, the potential venture is likely to involve the acquisition of or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include avoiding the time delays involved in a public offering; retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' securities or blue sky laws or regulations.

     The Registrant does not propose to restrict its search for Potential Business Acquisitions to any particular industry or any particular geographic area and may, therefore, engage in essentially any business to the extent of its limited resources.

     It is anticipated that knowledge of Potential Business Acquisitions will be made known to the Registrant by various sources, including its officers and directors, shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Registrant may agree to pay a finder's fee or to otherwise compensate such persons for services rendered in bringing about a transaction. However, no cash finder's fee shall be paid to any officer or director of the Registrant or their affiliates or associates. The amount of any such finder's fee or other compensation which may be paid to such persons for services rendered in bringing about a transaction is subject to future negotiation between the Registrant, the entity to be acquired and the finder.

SELECTION OF OPPORTUNITIES

     The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant, none of whom is a professional business analyst or has any previous training or experience in business analysis or in selecting or hiring business analysts.
The Registrant has, since the date of the closing of its public offering, considered potential acquisition transactions with several companies but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in Potential Business Opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors in the circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

     The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

     It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the shareholders of the acquired company of at least 80 percent common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization.

     The present shareholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by shareholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

EMPLOYEES

     The Registrant currently has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Registrant has entered into an oral arrangement with Charles Rose, President of the Registrant, providing for the use of a portion of his home as a temporary office until such time as the Registrant needs additional facilities. The Registrant will not pay rent for the use of such temporary facilities.

ITEM 3.  LEGAL PROCEEDINGS

     There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant was formed on August 24, 1990, and no meetings of shareholders have been held since its formation, nor has any matter been submitted to a vote of security holders since such date.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    A.   Market for Common Stock.  There is no public market for the
         -----------------------
Registrant's common stock.

    B.   Holders.  The number of record holders of the Registrant's common
         -------
stock, as of September 15, 1997, was 39.

    C.  Dividends.  The Registrant has not paid any cash dividends to date and
        ---------
does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

    D.  Warrants.  A total of 50,000 Units of the Registrant's securities were
        --------
sold in the Registrant's initial public offering. Each Unit consisted of one share of common stock, $.001 par value, one Class "A" Warrant to purchase one share of Common Stock at $5.00 per share exercisable during an eighteen month period commencing 30 days from the date of the closing of the offering and one Class "B" Warrant to purchase one share of common stock at $10.00 per share exercisable during a twenty four month period commencing 30 days from the date of the close of the offering. The offering was closed on May 20, 1992. None of the previously outstanding Class "A" Warrants and Class "B" Warrants was exercised, and all Class "A" Warrants and Class "B" Warrants have expired in accordance with their terms.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Registrant was formed on August 24, 1990 for the purpose of investing in any and all types of assets, properties and businesses. In connection with the initial capitalization of the Registrant, a total 12,500 shares of its common stock were issued to its officers and directors for the aggregate sum of $2,500. On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Registrant in the New York Regional Office. The Registration Statement was for an offering of 50,000 Units of Common Stock and Warrants to purchase shares of Common Stock at $1.00 per Unit. The offering was closed in May 1992, and the Registrant is currently seeking acquisition opportunities. The Plan of Operation of the Registrant is further described in Item 1 of this Form 10-KSB.

       As of June 30, 1996, the Registrant had cash of $10,683 and no other assets. As of June 30, 1996, the Registrant had total liabilities of $2,736 and total stockholders equity of $7,947. As of June 30, 1997, the Registrant had cash of $7,502 and no other assets. As of June 30, 1997, the Registrant had total liabilities of $1,938 and total stockholders equity of $5,564. Prior to the consummation of a Potential Business Acquisition as described in Item 1 of this Form 10-KSB, management does not expect that the Registrant will have any significant capital requirements or that there will be significant changes in the number of Registrant's employees.

       The Registrant has not commenced any active operations as of the date hereof except for the registration and sale of its securities. The Registrant's assets consist of a limited amount of cash. No revenue has been generated by the Registrant since its inception. From inception to June 30, 1997, the Registrant had a net loss of $36,765. The Registrant will not have significant operations until, if ever, such time as it effects an acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

              As of June 30, 1997, the Company had working capital of $5,564. The significant amount of capital necessary to acquire and develop a successful business in today's economy will limit the Company's ability to locate one suitable for acquisition or merger. Given the limited amount of working capital, the potential venture is likely to involve the acquisition of, or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. As indicated in the Company's Notes to Financial Statements incorporated herein, the Company is currently negotiating with Westbury Alloys, LLC, a privately held New York limited liability company engaged in the smelting business, with respect to a possible merger, but the final terms of such a transaction have not been established as of the date of filing this report. There can be no assurance that the Company will consummate a transaction with this or any other merger or acquisition candidate. It is possible that the Company will require additional financing to expand and fund any business which it acquires or establishes. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise.

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements
                         -----------------------------

     Independent Auditor's Report
          Year ended June 30, 1997
          Year ended June 30, 1996

     Balance Sheets
          June 30, 1997 and 1996

     Statement of Stockholders' Equity
          Years ended June 30, 1997, 1996 and 1995 and for the period from August 24, 1990 (inception) to June 30, 1997

     Statement of Operations
          Years ended June 30, 1997, 1996 and 1995 and for the period from August 24, 1990 (inception) to June 30, 1997

     Statement of Cash Flows
          Years ended June 30, 1997, 1996 and 1995 and for the period from August 24, 1990 (inception) to June 30, 1997

     Notes to Financial Statements

[Remainder of page intentionally left blank]

                       [LETTERHEAD OF SCOTT & GUIFOYLE]


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Rosecap, Inc.

We have audited the accompanying balance sheets of Rosecap, Inc. (a development stage company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995 and for the period August 24, 1990 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosecap, Inc. (a development stage company) as of June 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended June 30, 1997, 1996, 1995 and for the period August 24, 1990 (inception) to June 30, 1997 in conformity with generally accepted accounting principles.

/s/ Scott & Guilfoyle

Lake Success, New York
August  6, 1997

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                    JUNE 30

                                                            1997        1996

                                     ASSETS

CURRENT ASSETS
  Cash                                                     $ 7,502     $10,683
                                                           =======     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                      $ 1,938     $ 2,736
                                                           -------     -------

         TOTAL LIABILITIES                                   1,938       2,736
                                                           -------     -------

STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized, 87,500
          and 62,500 shares issued and outstanding              88          63
         Capital in excess of par value                     42,241      37,266
         Deficit accumulated during development stage      (36,765)    (29,382)
                                                           -------     -------
         TOTAL STOCKHOLDERS' EQUITY                          5,564       7,947
                                                           -------     -------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $ 7,502     $10,683
                                                           =======     =======



The accompanying notes are an integral part of these financial statements.

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Deficit             Total
                                                   Common Stock              Capital in Excess   Accumulated During   Stockholders'
                                               Shares          Amount           Of Par Value      Development Stage      Equity
Balance, August 24, 1990  (inception)                  0                $ 0            $      0           $       0       $      0

Issuance of shares to Officer and
 Directors of the
  Company for cash August 24, 1990                12,500                 13               2,487                              2,500

Net loss from inception to June 30, 1991                                                                       (976)          (976)

Proceeds of initial public offering               50,000                 50              49,950                             50,000

Offering costs                                                                          (14,394)                           (14,394)

Net loss for the year ended June 30, 1992                                                                    (3,991)        (3,991)

Offering costs                                                                             (777)                              (777)

Net loss for the year ended June 30, 1993                                                                    (5,854)        (5,854)

Net loss for the year ended June 30, 1994                                                                    (5,662)        (5,662)

Net loss for the year ended June 30, 1995                                                                    (6,491)        (6,491)
                                                 -------                ---             -------             -------        -------

Balance, June 30, 1995                            62,500                 63              37,266             (22,974)        14,355

Net loss for the year ended June 30, 1996                                                                    (6,408)        (6,408)

Balance, June 30, 1996                            62,500                 63              37,266             (29,382)         7,947

Issuance of common shares, May 10, 1997           25,000                 25               4,975                   0          5,000

Net loss for the year ended June 30, 1997              0                  0                   0              (7,383)        (7,383)
                                                 -------                ---             -------             -------        -------

Balance, June 30, 1997                            87,500                $88            $ 42,241            $(36,765)       $ 5,564
                                                 =======                ===            ========            ========        =======

The accompanying notes are an integral part of these financial statements.

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS


                                                                 FROM INCEPTION
                                           FOR THE YEARS ENDED   AUGUST 24, 1990
                                                JUNE 30                 TO
                                      1997        1996       1995  JUNE 30, 1997

REVENUE
     Interest                         NONE        NONE       NONE      NONE
                                      ----        ----       ----      ----

EXPENSES
     Miscellaneous                       9          15          0         224
     Office                              0           0        150       2,400
     Professional                    6,114       5,204      5,486      27,200
     Filing and transfer fees          889         768        434       4,012
                                  --------     -------    -------    --------

     TOTAL                           7,012       5,987      6,070      33,836
                                  --------     -------    -------    --------

LOSS BEFORE INCOME TAXES            (7,012)     (5,987)    (6,070)    (33,836)

INCOME TAXES                           371         421        421       2,929
                                  --------     -------    -------    --------

NET LOSS                          $ (7,383)    $(6,408)   $(6,491)   $(36,765)
                                  ========     =======    =======    ========

LOSS PER SHARE
     Net loss per share           $   (.11)    $  (.10)   $  (.10)   $   (.73)
                                  ========     =======    =======    ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           66,062      62,500     62,500      50,413
                                  ========     =======    =======    ========





The accompanying notes are an integral part of these financial statements.

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS


                                                                  FROM INCEPTION
                                          FOR THE YEARS ENDED    AUGUST 24, 1990
                                                 JUNE 30                TO
                                       1997       1996       1995  JUNE 30, 1997

CASH FLOWS FROM OPERATING
 ACTIVITIES
         Net loss                    $ (7,383)  $ (6,408)  $ (6,491)   $(36,765)
         Increase (decrease) in
          accrued expenses               (798)       615        342       1,938
                                     --------   --------   --------    --------

NET CASH USED BY OPERATING
 ACTIVITIES                            (8,181)    (5,793)    (6,149)    (34,827)
                                     --------   --------   --------    --------

CASH FLOWS FROM FINANCING
 ACTIVITIES
         Issuance of common stock          25          0          0          88
         Paid in capital                4,975          0          0      57,412
         Offering costs                     0          0          0     (15,171)
                                     --------   --------   --------    --------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                   5,000          0          0      42,329
                                     --------   --------   --------    --------

NET INCREASE (DECREASE) IN CASH        (3,181)    (5,793)    (6,149)      7,502

BEGINNING CASH BALANCE                 10,683     16,476     22,625           0
                                     --------   --------   --------    --------

ENDING CASH BALANCE                  $  7,502   $ 10,683   $ 16,476    $  7,502
                                     ========   ========   ========    ========



The accompanying notes are an integral part of these financial statements.

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1997, 1996, 1995


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

Income taxes
------------

As of June 30, 1997, the Company had a $36,765 net operating loss carryforward available to offset future taxable income through 2006.

NOTE 2:  CAPITAL STOCK

The Company in order to satisfy its cash requirements, consummated the sale of 25,000 shares of Common Stock to Lawrence Kaplan on May 10, 1997 for a total of $5,000. Lawrence Kaplan is the son-in-law of Charles and Ida Rose, officers and directors of the Company.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the year ended June 30, 1997:

     Income taxes                                              $404

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1997, 1996, 1995

NOTE 4: MERGER DISCUSSIONS

The Company is in the midst of merger talks with Westbury Alloys, LLC, a privately held corporation engaged in the smelting business. As part of the proposed transaction, the Company intends to offer for sale certain units of its Common Shares in an effort to provide additional financing to the business ventures of the surviving corporation. Each unit would consist of 10,000 shares of Common Stock, 10,000 Class A Warrants and 10,000 Class B Warrants. The Class A Warrants would be exercisable to purchase one share of Rosecap Common Stock for $4.50 and each Class B Warrant would be exercisable for $6.50 per share. Both warrants would be exercisable for a period of five years. There is no guarantee that the merger or private placement will take place.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     A.  Identification of Directors and Executive Officers.  The current
         --------------------------------------------------
officers and directors have served as officers and directors of the Registrant since the inception of the Registrant in August 1990, and will serve for one additional year or until their respective successors are elected and qualified. They are:


NAME                  AGE      DATE OF         POSITION
----                  ---      -------         --------
                              ELECTION
                              --------

Charles Rose           83  August 1990  President/Treasurer
236 Birchwood Road
Medford, NY  11763

Ida Rose               82  August 1990  Secretary/Director
236 Birchwood Road
Medford, NY  11763

Paul O'Donnell         35  August 1990  Director
3329 Rt. 9N
Greenfield Center
NY 12833


     Charles Rose.  Mr. Rose has been retired for over ten years from his
     ------------
practice as a podiatrist. Mr. Rose was previously an officer and director of Jericap, Inc., a blind-pool/blank check company. Mr. Rose also was previously an officer and director of IDF International, Inc., a publicly held company.

     Ida Rose.  Mrs. Rose has been a housewife for most of her adult life.  Mrs.
     --------
Rose was previously an officer and director of IDF International, Inc.

     Paul O'Donnell.  Since 1992, Mr. O'Donnell has been President of Celtic
     --------------
Treasures - O'Donnell's Irish Imports, Inc. Mr. O'Donnell was employed by Ag-bag Corporation as northeast manager from January 1990 through 1992. From March 1988 to December 1989, he was employed by Saratoga Fence Corp. as New England sales manager. From June 1984 to March 1988, Mr. O'Donnell was employed by Saratoga Standardbreds, Inc. as director of public relations.

     B.  Significant Employees.  None.
         ---------------------

     C.  Family Relationships.  Charles Rose is the husband of Ida Rose.
         --------------------

     D. Involvement in Certain Legal Proceedings.  Except as indicated below,
        ----------------------------------------
there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

     E.  Compliance With Section 16(a).  The Registrant is not subject to
         -----------------------------
Section 16 of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

     No compensation has been paid or accrued to any officer or director of the Registrant. The current officers and directors are not being compensated by the Registrant. The Registrant has no current intent to issue shares of its common stock to management in connection with an acquisition. However, the Registrant may subsequently deem the issuance of shares to management for services rendered in connection with an acquisition to be fair and reasonable to the Registrant and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Registrant and its public shareholders and in compliance with management's fiduciary duties under state law. Subsequent to the time the Registrant completes an acquisition, it will enter into new employment arrangements with the individuals who are then officers and directors of the Registrant, the terms of which will be dictated by the nature of the acquisition made. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Registrant as approved by the Board of Directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     A.  Security Ownership of Certain Beneficial Owners.  The following persons
         -----------------------------------------------
are known to the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock as of September 15, 1997:

                                     Amount and
Name and Address                     Nature of
of Beneficial Owner             Beneficial Owner (1)  Percent of Class
-------------------             --------------------  ----------------

Lawrence Kaplan                              25,000               28.6%
150 Vanderbilt Motor Parkway
Hauppauge, NY 11788

Charles Rose                                 10,500               12.0%
236 Birchwood Road
Medford, NY 11763
President/Treasurer/Director

Ida Rose                                      1,000                1.0%
236 Birchwood Road
Medford, NY 11763
Secretary/Director

Paul O'Donnell                                1,000                1.0%
3329 Rt. 9N
Greenfield Center, NY 12833
Director

GSM Consulting                                5,000                5.7%
501 Fifth Avenue
New York, NY 10017



ALL OFFICERS AND DIRECTORS
AS A GROUP (3 Individuals)                   12,500               14.3%
-----------------------------


(1) All shares are held beneficially and of record and each record shareholder has sole voting and investment power.


     B.  Security Ownership of Management.  See Item 11(a) above.
         --------------------------------

     C.  Changes in Control.  The Registrant is contemplating a merger or
         ------------------
acquisition, which, when consummated, will result in a change of control of the management of the Registrant as well as a change in the voting control of the outstanding securities of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant borrowed $5,000 from its President, Charles Rose, at the time of the formation of the Registrant which was used to fund costs incurred with the registration and distribution of the Units. The loan was interest free and was repaid with the proceeds of the public offering.

     The Registrant presently utilizes the home of its President, Charles Rose, as its office, at no cost to the Registrant.

     The Registrant sold 12,500 shares of its common stock to its founding shareholders for an aggregate consideration of $2,500 in cash in connection with its initial capitalization.

     The Company in order to satisfy its cash requirements, consummated the sale of 25,000 shares of Common Stock to Lawrence Kaplan on May 10, 1997 for a total of $5,000. Lawrence Kaplan is the son-in-law of Charles and Ida Rose, officers and directors of the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits.
         --------

          3.1  Certificate of Incorporation - incorporated by reference to
Exhibit 3.1 to Registration Statement on Form S-18 (SEC File No. 33-42408-NY).

          3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18 (SEC File No. 33-42408-NY).

          27.1 Financial Data Schedule.

     B.  Reports on Form 8-K.  No Reports on Form 8-K were filed by the
         -------------------
Registrant during the fourth quarter of its last fiscal year.


                  REMAINDER OF PAGE LEFT INTENTIONALLY BLANK.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ROSECAP, INC.

Dated:  September _____, 1997

                                               By: /s/ Charles Rose
                                                   ---------------------------
                                                   Charles Rose
                                                   Principal Executive Officer
                                                   Principal Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                       Date
---------                   -----                       ----



/s/ Charles Rose    President/Treasurer  September ______, 1997
------------------  Director
Charles Rose


/s/ Paul O'Donnell  Director             September ______, 1997
------------------
Paul O'Donnell


/s/ Ida Rose        Secretary/Director   September _______, 1997
------------------
Ida Rose



                 Supplemental Information to be Furnished With
          Reports Filed Pursuant to Section 15(d) of the Exchange Act
                            by Non-reporting Issuers

No annual report to security holders or proxy material has been sent to security holders of the Registrant.

                                 EXHIBIT INDEX


3.1 Registrant's Certificate of Incorporation filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-18 (SEC File No. 33-42408-NY) is incorporated herein by reference.

3.2 Registrant's By-Laws filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-18 (SEC File No. 33-42408-NY) is incorporated herein by reference.

27.1 Financial Data Schedule