Form 10QSB
period 1997-09-30
ROSECAP INC/NY
filed 1997-11-07
CIK 878722

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
          [X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

          [  ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                      Commission file number 33-42408-NY
                                             -----------

                                 ROSECAP, INC.
                   --------------------------------------
       (Exact name of small business issuer as specified in its charter)


               New York                              11-3023099
         -------------------------------------------------------------
         (State or other jurisdiction              (IRS Employer
         of incorporation or organization)         Identification No.)

                              236 Birchwood Road
                              Medford, NY  11763
                    --------------------------------------
                   (Address of principal executive offices)

                                (516) 698-6914
                          ---------------------------
                          (Issuer's telephone number)

                                   No change
                                   ---------
                    (Former name, former address and former
                  fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No _____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 87,500 shares of Common
                                                     -----------------------
Stock, par value $.001 per share, outstanding as of October 31, 1997.
--------------------------------------------------------------------

                                  FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                 ROSECAP, INC.

                    For the Quarter ended September 30, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:



                         PART I- FINANCIAL INFORMATION
                         -----------------------------


                                                                     Page of
                                                                     -------
                                                                     Form 10-QSB
                                                                     -----------
Item 1.  Financial Statements:
 Balance Sheets -- September 30, 1997 and June 30, 1997                        3
 Statement of Stockholders' Equity -- Inception to September 30, 1997          4
 Statement of  Operations for the three months ended September 30,
  1997 and 1996 and from inception to September 30, 1997                       5
 Statement of Cash Flows for the three months ended September 30,
  1997 and 1996 and from inception to September 30, 1997                       6
 Notes to Financial Statements                                               7,8

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET


                                              September 30   June 30,
                                                  1997         1997
                                               (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                        $   4,961   $   7,502
                                                 =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                            $   2,798   $   1,938
                                                 ---------   ---------

 TOTAL LIABILITIES                                   2,798       1,938
                                                 ---------   ---------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value
  50,000,000 shares authorized
  87,500 shares issued and outstanding                  88          88
 Capital in excess of par value                     42,241      42,241
 Deficit accumulated during development stage     ( 40,166)   ( 36,765)

 TOTAL STOCKHOLDERS' EQUITY                          2,163       5,564
                                                 ---------   ---------

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $   4,961   $   7,502
                                                 =========   =========

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                      Capital in      During        Total
                                                                  Common Stock         Excess of    Development   Stockholders'
                                                              Shares        Amount     Par Value       Stage        Equity
Balance, August 24, 1990  (inception)                                0        $ 0     $      0        $      0    $      0

Issuance of shares to Officer and Directors of the
  Company for cash August 24, 1990                              12,500         13        2,487               0       2,500

Net loss from inception to June 30, 1991                             0          0            0       (     976)   (    976)

Proceeds of initial public offering                             50,000         50       49,950               0      50,000

Offering costs                                                       0          0      (14,394)              0     (14,394)

Net loss for the year ended June 30, 1992                            0          0            0        (  3,991)   (  3,991)

Offering costs                                                       0          0     (    777)              0    (    777)

Net loss for the year ended June 30, 1993                            0          0            0        (  5,854)   (  5,854)

Net loss for the year ended June 30, 1994                            0          0            0        (  5,662)    ( 5,662)

Net loss for the year ended June 30, 1995                            0          0            0        (  6,491)    ( 6,491)

Net loss for the year ended June 30, 1996                            0          0            0        (  6,408)    ( 6,408)
                                                                ------        ---     --------         -------      ------

Balance, June 30, 1996                                          62,500         63       37,266         (29,382)      7,947

Issuance of common shares, May 10, 1997                         25,000         25        4,975               0       5,000

Net loss for the year ended June 30, 1997                            0          0            0        (  7,383)    ( 7,383)
                                                                ------        ---     --------         -------      ------

Balance, June 30, 1997                                          87,500         88       42,241         (36,765)      5,564

Net loss for the three months ended September 30, 1997               0          0            0         ( 3,401)    ( 3,401)
                                                                ------        ---     --------         -------      ------

Balance, September 30, 1997 (unaudited)                         87,500        $88     $ 42,241        $(40,166)   $  2,163
                                                                ======        ===     ========         =======      ======

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                        For The Three              From Inception
                                         Months Ended              August 24, 1990
                                         September 30,                   To
                                     1997             1996        September 30, 1997

REVENUE                                  NONE              NONE                 NONE
                                         ----              ----                 ----

EXPENSES
  Office                             $      0          $      0             $  2,400
  Professional                          2,803               977               30,003
  Filing and transfer fees                218               150                4,230
  Miscellaneous                             0                 9                  224
                                     --------          --------             --------

  TOTAL                                 3,021             1,136               36,857
                                     --------          --------             --------

LOSS BEFORE INCOME TAXES              ( 3,021)          ( 1,136)             (36,857)

INCOME TAXES                              380               387                3,309
                                     --------          --------             --------

NET LOSS                             $( 3,401)         $( 1,523)            $(40,166)
                                       ------            ------               ------
LOSS PER SHARE:
 Net loss per share                  $(   .04)         $(  . 02)            $(   .78)
                                       ------            ------               ------
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING           87,500            62,500               51,724
                                       ======            ======               ======

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                         For The Three              From Inception
                                                                          Months Ended              August 24, 1990
                                                                          September 30,                   To
                                                                      1997             1996        September 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                       $(  3,401)        $(  1,523)           $( 40,166)
      Increase (decrease) in accrued expenses                              860          (  1,008)               2,798
                                                                      --------                              ---------

NET CASH USED BY OPERATING ACTIVITIES                                 (  2,541)         (  2,531)            ( 37,368)

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                               0                 0                   88
      Paid in capital                                                        0                 0               57,412
      Offering costs                                                         0                 0              (15,171)
                                                                      --------          --------            ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    0                 0               42,329
                                                                      --------          --------            ---------

 NET INCREASE (DECREASE) IN CASH                                      (  2,541)         (  2,531)               4,961

BEGINNING CASH BALANCE                                                   7,502            10,683                    0
                                                                      --------          --------            ---------

ENDING CASH BALANCE                                                   $  4,961          $  8,152            $   4,961
                                                                      ========          ========            =========

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

The financial data for the three months ended September 30, 1997 and 1996 and for the period August 24, 1990 (commencement of development stage) through September 30, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

INCOME TAXES

As of September 30, 1997, the Company had a $29,382 net operating loss carryforward available to offset future taxable income through 2005.

                                 ROSECAP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


NOTE 2:  CAPITAL STOCK

The Company in order to satisfy its cash requirements, consummated the sale of 25,000 shares of Common Stock to Lawrence Kaplan on May 10, 1997 for a total of $5,000. Lawrence Kaplan is the son-in-law of Charles and Ida Rose, officers and directors of the Company.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

The following were paid during the period ended September 30, 1997:

 Income taxes     $ 388

NOTE 4:  MERGER DISCUSSIONS

The Company is in the midst of merger talks with Westbury Alloys, LLC, a privately held corporation engaged in the smelting business. There is no guarantee that the merger will take place.

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

     On November 12, 1991, the United States Securities and Exchange Commission granted effectiveness to a Registration Statement on Form S-18, filed by the Company in the New York Regional Office. The Registration Statement related to an offering of 50,000 Units of Common Stock at $1.00 per Unit. Each Unit consisted of one share of Common Stock, one Class "A" Common Stock Purchase Warrant, and one Class "B" Common Stock Purchase Warrant. The offering was intended as a "blank check" offering. The Class "A" Warrants expired in January 1996 without being exercised. The Class "B" Warrants expired in June 1996 without being exercised. The offering was closed on May 20, 1992.

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

       Plan of Operation.   The Company has not yet realized any revenues from
       -----------------
operations, and its plan of operation for the next twelve months shall be to continue its efforts to consummate a merger or acquisition. In accordance therewith, the Company is in the midst of negotiating a merger with Westbury Alloys, LLC, a privately held corporation engaged in the smelting business and a related private placement of the Company's Common Stock. There can be no assurance that the merger or private placement will take place.

     Liquidity and Capital Resources.  As of September 30, 1997, the Company had
     -------------------------------
assets of $4,961 and liabilities of $2,798. This compares to assets of $7,502 and liabilities of $1,938 at June 30, 1997. The Company's assets consist of cash as a result of the offering and the sale of stock to Mr. Kaplan. The Company will likely continue to have limited assets until such time as an acquisition or merger is effected.

          Results of Operations.  The Company has not commenced any active
          ---------------------
operations as of the date hereof except for the registration and sale of its securities and its efforts to locate suitable acquisition transactions and the sale of stock to Mr. Kaplan. No revenue has been generated by the Company since its inception. It is unlikely that the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of an operating company, of which there can be no assurance. For the three months ended September 30, 1997, the Company had no revenue and expenses of $3,021 as compared with no revenue and expenses of $1,136 for the three months ended September 30, 1996.

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


Item 6.   (A) Exhibits
              --------

          Exhibit No.    Description
          -----------    -----------
          27.1           Financial Data Schedule


          (B)  Reports on Form 8-K.  None.
               -------------------

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 3, 1997                  ROSECAP, INC.



                                        By: /s/ Charles Rose
                                           -----------------------------
                                           Charles Rose, President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX


27.1 Financial Data Schedule