Form 10QSB
period 1997-12-31
ROSECAP INC/NY
filed 1998-02-13
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                       Commission file number 33-42408-NY

                                  ROSECAP, INC.
           ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            New York                                           11-3023099
-------------------------------------------------------------------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

                               236 Birchwood Road
                                Medford, NY 11763
                      ------------------------------------
                    (Address of principal executive offices)

                                 (516) 698-6914
                            -------------------------
                           (Issuer's telephone number)

                                    No change
                            -------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 87,500 shares of Common Stock, par value $.001 per share, outstanding as of February 5, 1998.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                                  ROSECAP, INC.

                     For the Quarter ended December 31, 1997

         The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:




                          PART I- FINANCIAL INFORMATION

                                                                                        Page of
                                                                                        Form 10-QSB
                                                                                        -----------
Item 1.  Financial Statements:
         Balance Sheets -- December  31, 1997 and June 30, 1997                         3
         Statement of Stockholders' Equity -- Inception to December 31, 1997            4
         Statement of  Operations for the six months ended December  31,
                  1997 and 1996 and from inception to December 31, 1997                 5
         Statement of Operations for the three months ended December 31,
                  1997 and 1996                                                         6
         Statement of Cash Flows for the six months ended December 31,
                  1997 and 1996 and from inception to December 31, 1997                 7
         Notes to Financial Statements                                                  8,9

Item 2.  Management's Discussion and Analysis or Plan of Operation                      10

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                                   ROSECAP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEET


                                                                     December 31            June 30,
                                                                         1997                 1997
                                                                     (Unaudited)
                                                      ASSETS
CURRENT ASSETS
     Cash                                                             $    1,026            $   7,502
                                                                      ==========            =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accrued expenses                                                 $      930            $   1,938
                                                                      ----------            ---------

         TOTAL LIABILITIES                                                   930                1,938
                                                                      ----------            ---------


STOCKHOLDERS' EQUITY
         Common stock, $.001 par value
          50,000,000 shares authorized
          87,500 shares issued and outstanding                                88                   88
         Capital in excess of par value                                   42,241               42,241
         Deficit accumulated during development stage                   ( 42,233)            ( 36,765)
                                                                      ----------            ---------

         TOTAL STOCKHOLDERS' EQUITY                                           96                5,564
                                                                      ----------            ---------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                       $    1,026             $  7,502
                                                                      ==========             ========

                                                        ROSECAP, INC.

                                                (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                      Capital in        During          Total
                                                             Common Stock              Excess of      Development    Stockholders'
                                                        Shares          Amount         Par Value         Stage          Equity
Balance, August 24, 1990  (inception)                        0         $     0         $      0         $       0      $      0

Issuance of shares to Officer and Directors of the
  Company for cash August 24, 1990                      12,500              13            2,487                 0         2,500

Net loss from inception to June 30, 1991                     0               0                0          (    976)      (   976)

Proceeds of initial public offering                     50,000              50           49,950                 0        50,000

Offering costs                                               0               0          (14,394)                0       (14,394)

Net loss for the year ended June 30, 1992                    0               0                0          (  3,991)      ( 3,991)

Offering costs                                               0               0          (   777)                0       (   777)

Net loss for the year ended June 30, 1993                    0               0                0          (  5,854)      ( 5,854)

Net loss for the year ended June 30, 1994                    0               0                0          (  5,662)      ( 5,662)

Net loss for the year ended June 30, 1995                    0               0                0          (  6,491)      ( 6,491)

Net loss for the year ended June 30, 1996                    0               0                0          (  6,408)      ( 6,408)
                                                       -------             ---          -------         ---------      --------

Balance, June 30, 1996                                  62,500              63           37,266           (29,382)        7,947

Issuance of common shares, May 10, 1997                 25,000              25            4,975                 0         5,000

Net loss for the year ended June 30, 1997                    0               0                0          (  7,383)      ( 7,383)
                                                       -------             ---          -------         ---------      --------

Balance, June 30, 1997                                  87,500              88           42,241           (36,765)        5,564

Net loss for the six months ended December 31, 1997          0               0                0           ( 5,468)      ( 5,468)
                                                       -------             ---          -------         ---------      --------

Balance, December 31, 1997 (unaudited)                  87,500             $88          $42,241         $(42,233)      $     96
                                                       =======             ===          =======         =========      ========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                              For The Six                 From Inception
                                                                             Months Ended                 August 24, 1990
                                                                             December 31,                        To
                                                                         1997            1996            December 31, 1997
REVENUE  NONE                                                               NONE             NONE

EXPENSES
         Office                                                      $         0       $        0             $   2,400
         Professional                                                      4,720            1,452                31,920
         Filing and transfer fees                                            368              589                 4,380
         Miscellaneous                                                         0                9                   224
                                                                       ---------        ---------             ---------

         TOTAL                                                             5,088            2,050                38,924
                                                                       ---------        ---------             ---------

LOSS BEFORE INCOME TAXES                                                 ( 5,088)          (2,050)              (38,924)

INCOME TAXES                                                                 380              387                 3,309
                                                                       ---------        ---------             ---------

NET LOSS                                                                $( 5,468)        $( 2,437)             $(42,233)
                                                                       =========        =========             =========

LOSS PER SHARE:
   Net loss per share                                                   $(   .06)        $(   .04)             $(   .80)
                                                                       =========        =========             =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                              87,500           62,500                52,945
                                                                       =========        =========             =========


                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  For The Three
                                                  Months Ended
                                                   December 31,
                                              1997             1996
REVENUE                                     NONE               NONE

EXPENSES
         Office                            $       0         $      0
         Professional                          1,917              475
         Filing and transfer fees                150              439
         Miscellaneous                             0                0
                                           ---------         --------

         TOTAL                                 2,067              914
                                           ---------         --------

LOSS BEFORE INCOME TAXES                    (  2,067)         (   914)

INCOME TAXES                                       0                0
                                           ---------         --------

NET LOSS                                   $(  2,067)        $(   914)
                                           =========         ========

LOSS PER SHARE:
   Net loss per share                      $(    .02)        $(   .01)
                                           =========         ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  87,500           62,500
                                           =========         ========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For The Six                 From Inception
                                                                             Months Ended                 August 24, 1990
                                                                             December 31,                       To
                                                                          1997            1996           December 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                       $( 5,468)        $( 2,437)             $(42,233)
         Increase (decrease) in accrued expenses                         ( 1,008)         (   968)                  930
                                                                       ---------        ---------             ---------

NET CASH USED BY OPERATING ACTIVITIES                                    ( 6,476)         ( 3,405)              (41,303)
                                                                       ---------        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                              0                0                    88
         Paid in capital                                                       0                0                57,412
         Offering costs                                                        0                0               (15,171)
                                                                       ---------        ---------             ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      0                0                42,329
                                                                       ---------        ---------             ---------

NET INCREASE (DECREASE) IN CASH                                         (  6,476)         ( 3,405)                1,026

BEGINNING CASH BALANCE                                                     7,502           10,683                     0
                                                                       ---------        ---------             ---------

ENDING CASH BALANCE                                                    $   1,026        $   7,278             $   1,026
                                                                       =========        =========             =========

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

General and related party

The Company is seeking the acquisition of, or merger with an existing company. Mr. Charles Rose is primarily responsible for evaluating acquistions and investigating prospects for the Company. The Company entered into an oral arrangement with Mr. Charles Rose, President of the Company, providing for the use of a portion of his business office as a temporary office until such time as the Company needs additional facilities. The Company does not pay rent for the use of such facilities. The office is located at 236 Birchwood Road, Medford, NY 11763.

The financial data for the three and six months ended December 31, 1997 and 1996 and for the period August 24, 1990 (commencement of development stage) through December 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

Supplemental Cash Flows Information

The following were paid during the period ended December 31, 1997:

         Income taxes                                $688

Income Taxes

As of December 31, 1997, the Company had a $29,382 net operating loss carryforward available to offset future taxable income through 2006.

                                  ROSECAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

NOTE 2:  CAPITAL STOCK

The Company, in order to satisfy cash requirements, consummated the sale of 25,000 shares of Common Stock, $.001 par value, to Lawrence Kaplan on May 10, 1997 for total proceeds of $5,000. Lawrence Kaplan is the son-in-law of Charles and Ida Rose, officers and directors of the Company.

NOTE 3: MERGER DISCUSSIONS

The Company is in the midst of attempting to consummate a merger with Westbury Alloys, Inc. a privately held corporation engaged in the smelting business, and a related private placement of up to 2,175,000 shares of the Company's Common Stock. On January 29, 1998 Westbury Alloys, Inc. and the Company executed a merger agreement. Pursuant to the Merger Agreement, the Company will declare a 1.057142-for-1 stock dividend on its outstanding shares and will issue 1,850,000 shares of Common stock to the current shareholders of Westbury. On the same date the placement agent agreement was also executed by the Company and G-V Capital Corp. G-V Capital Corp.'s president is Lawrence Kaplan, son-in-law of Charles and Ida Rose, officers and directors of the Company Although both agreements have been executed, certain conditions to the closing thereof remain, and no asssurance can be given that an actual consummation of the Merger and Private Placement will take place or that the final terms thereof will be as described above.

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


         Plan of Operation. The Company has not yet realized any revenues from operations, and its plan of operation for the next twelve months shall be to continue its efforts to consummate a merger or acquisition. In accordance therewith, the Company is in the midst of attempting to consummate a merger (the "Merger"), pursuant to a certain Merger Agreement and Plan of Reorganization (the "Merger Agreement") with Westbury Alloys, Inc. ("Westbury"), a privately held corporation engaged in the smelting business, and a related private placement (the "Private Placement") of up to 2,175,000 shares of the Company's Common Stock, pursuant to a certain placement agent agreement (the "Placement Agent Agreement") and a Confidential Private Offering Memorandum of the Company dated January 28, 1998( the "Memorandum"). The Merger Agreement was executed as of January 29, 1998 by Westbury, the Company and Westbury Acquisition Corp., a wholly owned subsidiary of the Company recently incorporated in Delaware. Pursuant to the Merger Agreement, (i) the Company will declare a 1.057142-for-1 stock dividend on its outstanding shares and (ii) the Compnay will issue 1,850,000 shares of Common Stock to the current shareholders of Westbury. The Placement Agent Agreement was also executed as of January 29, 1998 by the Company and G-V Capital Corp. ("G-V Capital"), the placement agent with respect to the Private Placement. G-V Capital's president is Lawrence

Kaplan, son-in-law of Charles Rose and Ida Rose. G-V Capital will receive certain fees in connection with the Private Placement. Although both agreements have been executed, certain conditions to the closing thereof remain, and no assurance can be given that an actual consummation of the Merger and Private Placement will take place or that the final terms thereof will be as described above.


         Liquidity and Capital Resources. As of December 31, 1997, the Company had assets of $1,026 and liabilities of $930. This compares to assets of $7,502 and liabilities of $1,938 at June 30, 1997. The Company's assets consist of cash as a result of the offering and the sale of stock to Mr. Kaplan. The Company will likely continue to have limited assets until such time as an acquisition or merger is effected.

         Results of Operations. The Company has not commenced any active operations as of the date hereof except for the registration and sale of its securities and its efforts to locate suitable acquisition transactions and the sale of stock to Mr. Kaplan. No revenue has been generated by the Company since its inception. It is unlikely that the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of an operating company, of which there can be no assurance. For the six months ended December 31, 1997, the Company had no revenue and expenses of $5,088 as compared with no revenue and expenses of $2,050 for the six months ended December 31, 1996. For the three months ended December 31, 1997, the Company had no revenue and expenses of $2,067 as compared with no revenue and expenses of $914 for the three months ended December 31, 1996.

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


Item 2.           Changes in Securities.  None.


Item 3.           Defaults Upon Senior Securities.  None.


Item 4.           Submission of Matters to a Vote of Security Holders.  None.


Item 5.           Other Information.  None.


Item 6.           (A) Exhibits

                  Exhibit No.       Description
                  -----------       ------------
                  27.1              Financial Data Schedule


                  (B)  Reports on Form 8-K.  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 9, 1998                              ROSECAP, INC.



                                              By: /s/ Charles Rose
                                                  ----------------------------
                                                  Charles Rose, President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


27.1     Financial Data Schedule