Form 10QSB
period 1998-03-31
ROSECAP INC/NY
filed 1998-05-15
CIK 878722

UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20549

                                                        FORM 10-QSB


                                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1998.

( ) Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934, for the transition period from
                       to              .

Commission file number 33-42408-NY

                                 ROSECAP, INC.
             (Exact name of small business issuer as specified in its charter)

New York                                             #11-3023099
(State of Incorporation)                          (I.R.S. Employer ID No.)

                       750 Shames Drive, Westbury, New York 11590
                        (Address of Principal Executive Offices)

                                                      (516) 997-8333
                                                (Issuer's Telephone Number)

                               N/A
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X     No

There were 3,077,836 shares of the registrant's common stock outstanding as of March 31, 1998.

                         ROSECAP INC,  AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)
                                                                             MARCH 31,       JUNE 30,
                                                                                1998           1997
                                                                           --------------- -------------
                                         ASSETS
                                      ------------

CURRENT ASSETS:
Cash                                                                           $2,167,734        $7,502
Accounts receivable                                                               127,167
Other receivables                                                                 302,215
Prepaid Expenses                                                                  354,371
                                                                           --------------- -------------
Total Current Assets                                                            2,951,487         7,502
                                                                           --------------- -------------

PROPERTY PLANT AND EQUIPMENT:
Property and Equipment                                                            501,331
Accumulated Depreciation                                                         (132,893)
                                                                           --------------- -------------
Net Property Plant and Equipment                                                  368,438             0
                                                                           --------------- -------------

OTHER ASSETS:
Goodwill-net of accumulated amortization of $105,000                              374,696
Organization costs-net of accumulated amortization of $420                            780
Deposits                                                                           62,208
                                                                           --------------- -------------
Total Other Assets                                                                437,684             0
                                                                           --------------- -------------

TOTAL  ASSETS                                                                  $3,757,609        $7,502
                                                                           =============== =============

                 LIABILITIES AND STOCKHOLDERS'  EQUITY
             --------------------------------------------------------------

CURRENT LIABILITIES:
Loans payable                                                                     $62,783
Due to customers                                                                  619,393
Accounts payable and accrued expenses                                             266,428        $1,938
                                                                           --------------- -------------
Total Current Liabilities                                                         948,604         1,938
                                                                           --------------- -------------

STOCKHOLDERS' EQUITY:
Common stock $.001 par value                                                        3,078            88
Capital in excess of par                                                        2,907,218        42,241
Stock Subscription Receivable                                                    (100,000)            0
Accumulated earnings (deficit)                                                     (1,291)      (36,765)
                                                                           --------------- -------------
Total Stockholders' Equity                                                      2,809,005         5,564
                                                                           --------------- -------------

TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                                    $3,757,609        $7,502
                                                                           =============== =============


                                             ROSECAP INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                                                        For the Nine Months     For the Three Months
                                                                                        Ended                   Ended
                                                                                        March 31,               March 31,

                                                                                          1998         1997         1998        1997
                                                                                       ------------------------- ------------------


Revenues                                                                                  $ 45,000     NONE         $ 45,000    NONE

Administrative Expenses                                                                      9,739     3,883        4,651      1,833
                                                                                       ------------------------- -------------------

Net Income (Loss)                                                                         $ 35,261   $ (3,883)    $40,349   $(1,833)
                                                                                       ========================= ===================

Net Income (Loss) Per Common Share-Basic                                                  $ 0.20     $ (0.02)     $ 0.22     $(0.01)
                                                                                       ========================= ===================

Net Income (Loss) Per Common Share-Diluted                                               $ 0.20      $(0.02)      $ 0.22     $(0.01)
                                                                                       ========================= ===================

Average Shares Outstanding - Basic                                                      180,000     180,000      180,000     180,000
                                                                                       ========================= ===================

Average Shares Outstanding - Diluted                                                   180,000      180,000      180,000     180,000
                                                                                       ========================= ===================



                                       ROSECAP INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                 For The Nine
                                                                                                 Months Ended
                                                                                                   March 31,

                                                                                             1998            1997
                                                                                       ---------------------------------

             OPERATING ACTIVITIES
             Net income (loss)                                                                 $ 34,881        $ (4,270)
             Adjustments to reconcile net income (loss) to net
             cash provided (used) by operating activities net
             of assets and liabilities acquired in merger:
                          Increase (decrease) in accrued expenses                                54,835          (1,807)
                                                                                       ---------------------------------

             NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                                   89,716          (6,077)
                                                                                       ---------------------------------

             FINANCING ACTIVITIES:
                          Issuance of common stock                                            2,016,632               -
                                                                                       ---------------------------------

             NET INCREASE (DECREASE) IN CASH                                                  2,106,348          (6,077)
             Cash from merged subsidiary                                                         53,884

             BEGINNING CASH BALANCE                                                                7502           10683
                                                                                       ---------------------------------

             ENDING CASH BALANCE                                                            $ 2,167,734         $ 4,606
                                                                                       =================================

                                                       ROSECAP 10Q 3/31/98


Note 1 - General

The accompanying financial information should be read in conjunction with the audited financial statements including the notes there to, as of and for the year ended June 30, 1997.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


Note 2 - Merger

On March 31, 1998 Rosecap, Inc. (the "Company") entered into a Merger (the "Merger") between Westbury Acquisition Corp. ("WAC"), a wholly owned subsidiary of the Company, and Westbury Alloys, Inc., ("Westbury") a Delaware Corporation, the surviving entity. The Merger is a reverse merger whereby the principals of Westbury became the principals of the Company the largest shareholders of the Company. The Company commenced operating the business of Westbury after the consummation of the Merger. Prior to the Merger, the Company, which was incorporated in 1990, had not conducted any operations and reported as a development stage enterprise.

Westbury provides a broad range of processing, refining and financial services in connection with the reclamation of precious and specialty metals from scrap materials. Westbury reclaims principally gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. After controlled weighing, sampling, and assaying to determine values and to settle with the customer, Westbury either purchases the precious metal or returns metal to the customer.

For each service in the process, the Company receives an agreed upon fee. Westbury also conducts precious metals transactions that rely on Westbury's commercial credit and convenience capabilities.

Gold and silver comprise the major portion of the value of Westbury's precious metal inventory which may be held under certain consignment agreements (see note
4). The prices of gold and silver are subject to fluctuations and are expected to continue to be affected by world market conditions. Westbury maintains inventories of precious metals in various stages of processing. Westbury also maintains inventories at independent outside refineries. Such inventories are carried on its books at current market value.

The shareholders of Westbury received 1,850,000 shares of common stock of Rosecap, Inc. in conjunction with the merger.


Note 3 - Private Placement

The Company entered into an agreement to offer up to 2,175,000 shares of common stock to investors at an offering price of $3.00 per share. As of March 31, 1998 the Company sold 1,005,836 shares of common stock and received proceeds, net of offering costs, of $2,016,632.

Prior to the Offering, certain investors provided Bridge Financing to Westbury in the amount of $700,000 and received promissory notes (the "Notes"). The investors in the Bridge Financing also received as additional consideration, 700,000 Class A Redeemable Warrants (the "Bridgeholders' Warrants") which permit the Bridgeholders to purchase, 700,000 shares of the Company's Common Stock at an exercise price of $2.25 per share for a period of two years commencing on March 31, 1998. On March 31, 1998, the Notes automatically converted into 233,333 Shares of the Company's Common Stock as part of the 1,005,836 Shares of Common Stock sold.

Note 4 - Inventories

Inventories are stated at the lower of cost (first-in, first out basis) or market value. Consistent with other companies that refine and produce precious metal fabricated products, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. At March 31, 1998 the company held $2,382,220 of Gold and Silver under a consignment agreement with Republic National Bank. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.



Note 5 - Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. Potential common shares are not included for the nine and three month periods ended March 31, 1997, included in the statement of operations because they would be anti-dilutive and for the nine months ended March 31, 1998 and 1997 pro-forma amounts in Note 6 because they would be anti-dilutive.

Prior to the Merger and Private Placement the Company completed a 1.057142 for 1 stock dividend increasing the outstanding shares of the Company from 87,500 shares to 180,000 shares. The dividend is reflected in all periods presented.

Note 6 - Pro-forma Results of Operations


                               ROSECAP INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                                                             For The Three                   For The Nine
                                                                              Months Ended                   Months Ended
                                                                                March 31,                      March 31,
                                                                          1998           1997             1998           1997
                                                                     ------------------------------- ------------------------------



Net Sales                                                               $   845,748     $   474,340      $1,681,246     $1,084,740

Gain on revaluation of precious metals to market                             20,979          25,819          20,979         44,465

Cost of goods sold, exclusive of depreciation                             (247,415)       (173,244)       (596,725)      (428,187)
                                                                     ------------------------------- ------------------------------

Gross profit including fluctuation in value of precious metal               590,892         326,915       1,031,807        701,018
                                                                     ------------------------------- ------------------------------

Selling general and administrative expenses                                 517,573         230,387       1,014,294        623,216
Depreciation                                                                 36,026          26,087         107,399         93,814
Interest                                                                     32,506          24,627          88,292         55,540
                                                                     ------------------------------- ------------------------------
Total Operating Expenses                                                    557,685         281,101       1,136,292        772,570
                                                                     ------------------------------- ------------------------------

Income (loss) from operations                                                33,207          45,814       (104,485)       (71,552)

Other income (expenses) net                                                  46,628                          57,854
                                                                                                  -                              -
                                                                     ------------------------------- ------------------------------

Income before income taxes                                                   79,835          45,814        (46,631)       (71,552)
Provision for income taxes                                                 (19,657)                        (19,657)
                                                                     ------------------------------- ------------------------------

Net Income (Loss)                                                       $    60,178    $     45,814    $   (66,288)  $    (71,552)
                                                                     =============================== ==============================

Net Income (Loss) Per Share - Basic                                               $               $               $              $
                                                                               0.02            0.01          (0.02)         (0.02)
                                                                     ------------------------------- ------------------------------

Net Income (Loss) Per Share - Diluted                                             $               $               $              $
                                                                               0.02            0.01          (0.02)         (0.02)
                                                                     ------------------------------- ------------------------------

Average Shares Outstanding - Basic                                        3,077,836       3,077,836       3,077,836      3,077,836
                                                                     =============================== ==============================

Average Shares Outstanding - Diluted                                      3,077,836       3,077,836       3,077,836      3,077,836
                                                                     =============================== ==============================



On March 30, 1998 Westbury acquired assets of a silver fabricating business for $150,000. The above pro-forma results do not include the operations of this business for March 31, 1998.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ROSECAP, INC.

                        By:
                            David Nadler
                            Chief Financial Officer

Date:  May 15, 1998