Form 10KSB
period 1998-06-30
ROSECAP INC/NY
filed 1998-10-08
CIK 878722

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 ("Exchange Act") [Fee Required]

For the fiscal year ended June 30, 1998

[ ] Transition report pursuant to section 13 or 15(d) of The
Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number  33-42408-NY

                                            WESTBURY METALS GROUP, INC.
                                             (Formerly Rosecap, Inc.)
                                  (Name of small business issuer in its charter)

New York                             11-3023099
(State or other jurisdiction        (I.R.S. Employer of
incorporation or organization)       Identification No.)

750 Shames Drive, Westbury, New York              11590
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number: (516) 997-8333

Securities Registered under Section 12(b) of the Exchange Act:
     None

Securities Registered under Section 12(g) of the Exchange Act:
     Title of Each Class:  Common Stock, Par Value $.001

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The issuer's net revenues for its most recent fiscal were $2,031,033.

The aggregate market value of the issuer's voting stock held as of September 30, 1998 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date was approximately $540,000.

As at September 30, 1998, 3,197,312 shares of the issuer's Common Stock, $.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes       .  No  X  .

This Form 10-KSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking Statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified in this Form 10-KSB and as may be identified from time to time in the Company's future filings with the SEC.

Item 1.         Business

General

On June 18 1998, the Company name was changed from Rosecap, Inc. to Westbury Metals Group, Inc.(the "Company"). On March 31, 1998 Rosecap, Inc. entered into a merger between Westbury Acquisition Corp. ("WAC", a wholly owned subsidiary of the Company, and Westbury Alloys, Inc., ("estbury" a Delaware Corporation, the surviving entity. The merger is a reverse merger whereby the principals of Westbury became the principals and the largest shareholders of the Company. The Company commenced operating the business of Westbury after the consummation of the merger. Prior to the merger, the Company, which was incorporated in 1990, had not conducted any operations and reported as a development stage enterprise.

Products and Services

       On March 30, 1998, West Tech, Inc. was formed as a subsidiary of the Company for the manufacture and sale of silver in various forms and shapes, plating salts as well as tin and tin-lead anodes used in manufacturing. In the near future the Company anticipates a broader product line to include precious metal casting grains, alloys, and mill products. In May,1998 the Company acquired the registered trade name "Onic" for use in the manufacture and sale of its high quality tin products.

From its facilities in Westbury, New York the Company provides a broad range of processing, refining and financial services in connection with the reclamation of precious and specialty metals from primary and secondary sources. The Company reclaims principally gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. After controlled weighing, sampling, and assaying to determine values and to settle with the customer, the Company either purchases the precious metal or returns metal to the customer. Through its wholly
98% owned Peruvian subsidiary Alloy Trading S.A., the Company imports metals for its own use as well as for direct sales to third parties.

The Company has not encountered significant difficulties in purchasing scrap or raw materials for its refining process. Management is constantly searching for improved sources of materials and believes that if any one source of raw materials becomes unavailable, alternative sources of supply can be found at comparable prices, but there can be no assurance thereof.

On July 1, 1998 Westbury International, Inc., was formed to provide trading and risk management services. Activities include metals leasing, inventory financing, cash and forward purchases and sales for internal metals management requirements and as a profit center dealing with third parties.

Research and Development

The Company is engaged in various research and development activities at its Westbury, New York facility. The Company is researching and developing refining and processing techniques that produce less environmental waste. The Company researches and develops different preparations of precious and specialty metals constantly upgrading equipment and processing capabilities. No assurance can be given that the Company's research efforts will be successful.

Consultants

Under a five-year (5) consulting agreement dated July 22, 1996, Lawrence Raskin, former president of the Company's predecessor, has agreed to serve as an advisor in connection with the conduct of the business for an annual fee of $10,000. Mr. Raskin has extensive knowledge of the precious and specialty metals industry and knowledge of Westbury in particular.

From time to time the Company retains consultants to assist in specific requirements of product development and plant operations as well as the administrative areas of computer systems and business plan development.

Competition

The precious metals refining industry is highly competitive.  Many of the companies with which the Company currently competes or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to customers. The precious metals refining industry is highly competitive.

Environmental Matters

The Company's environmental concerns are central to its business. The refining activities are subject to extensive and rigorous government regulations designed to protect the environment from wastes, emissions and from hazardous substances, particularly with respect to the emissions of air pollutants, the discharge of cooling water, and the disposal and storage of hazardous substances.

The Company is in compliance with present federal, state and local air and water pollution controls, and intends to remain so. However, evolving federal, state and local air and water pollution control legislation and regulations will continue to affect the Company's operations and long-range planning. During the fiscal year the Company did not need to make any capital expenditures to comply with environmental laws and regulations.

The Company cannot predict the direction of future laws or regulations designed to protect the environment and control the discharge and disposal of hazardous waste materials or their impact on the Company's operations. Consequently, the Company is unable to predict with any certainty its total future expenditures for installation of pollution control facilities or for legal and administrative expenditures. New and expanding laws, regulations, administrative policies and control levels, new pollution control technology and cost-benefit analysis based on future market conditions are all factors which will affect future expenditures.

Employees

As of September 30, 1998 the Company had 24 employees, seven (7) of whom were in administration, six (6) of whom were in marketing and sales and eleven (11) of whom were in operations. All employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are satisfactory.

Sales and Marketing

The Company maintains a highly experienced sales force for its customers who require processing and refining services in connection with the reclamation of precious and specialty metals from secondary sources. An expanding network of suppliers has been established to procure catalyst materials from the automotive industry from which platinum and palladium are recovered. The Company has entered into an exclusive agreement with Stillwater Mining Corp. the largest miners of platinum group metals in the Northern Hemisphere for the processing of these catalytic materials.

Item 2.  Properties

The Company has a lease on its premises at 750 Shames Dr., Westbury, New York, which expires July 31, 2003. The facility is approximately 10,200 square feet and serves as the Corporate Headquarters. As part of this lease agreement the Company has an option to renew the lease at a mutually agreeable rental at least 30 days prior to expiration. The Company also has the option to buy the premises at the end of the lease term. The Company has no current intention to exercise this option

The Company has purchased an approximately 13,000 square foot adjoining building at 900 Shames Dr., Westbury, New York, which currently houses its catalyst activities. The Company paid $510,000 for the property, including a mortgage in the amount of $325,000.

Small administrative offices are also maintained in Lima, Peru and Pawtucket, Rhode Island.


Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, other than ordinary, routine litigation incidental to the business, none of which individually or in the aggregate is material to the financial condition or to the business of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Corporation held on June 18,1998, the following persons were elected directors of the corporation with the votes set opposite their names:

Mandel Sherman            2,065,979              5,000
Michael A. O'Hanlon       2,065,979              5,000
Michael Riess             2,065,979              5,000

       Shareholders also approved a name change for the Company from Rosecap, Inc. to Westbury Metals Group, Inc. by a vote of 2,065,979 in favor and 5,000 against, and ratified and approved a Qualified Stock Option Plan for the Company by a vote of 1,999,261 in favor and 68,660 against.

                                                      PART II

Item 5.         Market for Company's Common Equity and Related Stockholder
                Matters

       The following table sets forth the high and low closing bid prices for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions. The Company commenced trading on the Bulletin Board in September, 1998 under the symbol WMET.

                                          Low                        High
Calendar Year 1997:

First Quarter                             Not Traded                 Not Traded
Second Quarter                            Not Traded                 Not Traded
Third Quarter                             Not Traded                 Not Traded
Fourth Quarter                            Not Traded                 Not Traded

Calendar Year 1998:

First Quarter                             Not Traded                 Not Traded
Second Quarter                            Not Traded                 Not Traded

----------


       At September 30, 1998, the Company had 132 holders of record of its Common Stock.

       The Company has paid no cash dividends on its Common Stock to date and it does not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company has positioned itself through its subsidiaries to engage in four significant areas of the precious metals business.

       Westbury International, Inc.
       Trading and risk management services, including metals leasing, financing arrangements, cash and forward purchases and sales for internal metals management requirements. This newly formed entity will be responsible for the ongoing management and operations of the Peruvian subsidiary.

       It is expected that long-term contracts for metals will be entered into for both the procurement and sales of precious metals on both a domestic and international basis.

       West Tech, Inc.
       Manufacture and sale of precious and base metal products for use by industry.

       Westbury Alloys, Inc.
       Refining  services to accumulators and  manufacturers of precious metals.
       Catalyst procurement and collection for the purpose of processing and recovery of platinum group metals.

Year 2000

Management believes that there is no impact to the Company as it relates to the Year 2000.

Liquidity, Capital Resources and Other Financial Data

During the fiscal year ended June 30, 1998, the Company issued 1,167,312 shares of common stock and received proceeds, net of offering costs, of $3,234,039.

       The Company has been relying on a gold consignment program and internally generated funds to finance its metal purchase, inventories and accounts receivable. Inventories are stated at market value. Consistent with other companies that refine and produce precious metal fabricated products, customers and suppliers on a consignment basis furnish some of the Company's gold and silver requirements. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At June 30, 1998, the company held 7,915 troy ounces of gold at a value of $2,345,300 of Gold and Silver under a consignment agreement with Republic National Bank for which the Company is charged a consignment fee based on the current rates. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

       In general all of the Company's operating entities are capital intensive. The cash requirements are primarily used to facilitate the acquisition and maintenance of metal inventories and receivables. In order to maintain and maximize the current sales growth of West Tech, Inc., a borrowing facility of $2,000,000 for the financing of accounts receivable has been approved by a commercial lender and will be available by October 1998. A Director of the Company is an Officer of the commercial lender.

       The Company will have an additional requirement for funds in order to maximize its potential as it relates to the various segments of activity. Based upon anticipated future financing requirements of the Company, management expects that the Company may, from time to time, engage in additional financings of a character and in amounts to be determined.

       Prior to the Merger,  the Company (a development  stage  enterprise)  had
earned  a  commission  of  $45,000  that  was  unrelated  to  operations.   This
non-recurring revenue has been reflected with other income.

       The significant factors relating to the pro forma loss incurred for the fiscal year ended June 30, 1998 were amortization and depreciation of $246,739.

 In fiscal 1999 the portion of amortization attributable to intangibles is expected to be reduced from approximately $150,000 to approximately $30,000 due mainly to the write-off of acquired customer lists in 1998.


Additional staffing for executive, administrative and sales functions as well as significant start up costs for West Tech, Inc. and the catalyst operation accounted for the balance of the current year's loss as reflected in Note 16 in the Notes to the Consolidated Financial Statements. Management does not anticipate any significant increase in staff other than that required by Westbury International, Inc.

          Management believes that operations will improve for the year ended June 30, 1999, as a result of changing from a less efficient start-up environment in its West Tech Metal Fabricating operation, and its reprocessing of catalytic converters, to more efficient operations and increased volume in all its operations. Management believes that as the volume increases it will be able to control its overall overhead. Additional contributions to profitability are expected to be generated by the newly formed trading and risk management services operations. However, there can be no assurance that management will be successful in its efforts.

Item 7.         Financial Statements.

                F-1 through F-13
                                                        9

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       None.



                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers


Name                   Age             Position

Mandel Sherman         59              President, Chief Executive
                                       Officer and Director

Michael A. O'Hanlon    51              Director

Michael Riess          57              Director

David W. Sass          62              Secretary

David Nadler           51              Treasurer


Mandel Sherman, President, Chief Executive Officer and Director

       Mandel Sherman, 59, has been the President, Chief Executive Officer and Director of Westbury since July 1996. From 1993 to 1995, Mr. Sherman acted as an independent consultant to various investment firms. From 1983 to 1993, Mr. Sherman participated in numerous real estate ventures as both an investor and manager of developments with an approximate total value in excess of $30 million. From 1975 to 1983, Mr. Sherman served as the Chief Executive Officer and President of Refinement International Company ("Refinement", a company he founded in 1975. Refinement, a full service metals processing company with financial capabilities and capital resources in precious metals and specialty metals markets, exceeded sales of $350 million and was publicly traded on the American Stock Exchange. From 1962 to 1975, Mr. Sherman served as the President of Eastern Foundry Supplies ("EFS"), a company he founded in 1962. EFS concentrated in the recovery of precious metals from the electronic and jewelry industries. In 1967, Mr. Sherman was responsible for the sale of EFS to Whittaker Corp., a California-based Company listed on the NYSE, where Mr. Sherman remained as President with sales of approximately $10 million. Mr. Sherman received his BSBA in Business Administration from Boston University in 1959.

Michael A. O'Hanlon, Director

       Michael A. O'Hanlon, 51, has been the president and chief executive officer of DVI, Inc., since November, 1995 and served as executive vice president of DVI since joining DVI in March, 1993. DVI is an independent specialty finance company that conducts a medical equipment finance business and related medical receivables finance business. Mr. O'Hanlon became a director of DVI in November, 1993. Prior to joining DVI, Mr. O'Hanlon served as president and chief executive officer of Concord Leasing, Inc., and its subsidiary, U.S. Concord, Inc. for nine years. Concord Leasing provides medical, aircraft, shipping and industrial equipment financing. Previously, Mr. O'Hanlon was a senior executive with Pitney Bowes Credit Corporation. Mr. O'Hanlon received his Master of Science degree from the University of Connecticut and his Bachelor of Business Administration from the Philadelphia College of Textiles and Science.

Michael Riess, Director

       Michael Riess, 57, has, since 1978, been the president of Materials Management Corporation ("MMC"), a consulting firm specializing in precious and nonferrous metals. He has headed the North American trading operations of the Gulf Oil Corporation, Brascam, Ltd. and W.C. Heraeus, GmbH. He also managed
Heraeus' U.S. precious metals refining and has been involved in trading and marketing a broad range of materials, including metals, scrap, and concentrates. A graduate of Middlebury College with advanced degrees from Columbia University's Graduate School of Business and its School of International Affairs, Mr. Riess was Professor of Finance at Columbia University for eight years. He has been a member of several commodity exchanges and is a Director of the International Precious Metals Institute and the Center for the Study of Futures Markets.


David W. Sass, Secretary

       David W. Sass, 62, has, for the past 37 years, been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, counsel to the Company. Mr. Sass is a director of Pallet Management Systems, Inc. a company engaged in the manufacture and repair of wooden pallets and other packaging services; a director of The Harmat Organization, Inc., a real estate development company; a director of Genisys Reservation Systems, Inc., a company engaged in the development of a computerized limousine reservation system and a member and Vice Chairman of the Board of Trustees of Ithaca College.


David Nadler, Chief Financial Officer

       David Nadler, 51, joined the Company as the chief financial officer and controller in March, 1998. From 1993 to when he joined the Company, Mr. Nadler was a director, executive vice president, CFO and controller, with responsibility for the management of all financial and accounting functions at Merchants Overseas, E&C Imports, a Rhode Island distributor of jewelry products. From 1988 to 1993, he was a partner of the public accounting firm of Leventhal, Zupnick, Berg & Co. Prior to this, Mr.
Nadler was vice president of British American Petroleum, a publicly-traded syndicator of oil and gas drilling programs. From 1974 to 1986, he was principal of David Nadler & Company, CPA, P.C., which provided accounting, tax and financial consulting services. Mr. Nadler is a graduate of Pace University and a member of the AICPA and of the New York State Society of Certified Public Accountants.

       All of Westbury's executive officers devote their full business time to the affairs of the Company.

       All directors shall serve for a term of one year or until their respective successors have been duly elected and qualified. It is anticipated that outside directors will receive $500 for each meeting attended in person and $250 for each meeting attended telephonically as well as reimbursement for out-of-pocket expenses. In addition, each outside director will receive an option to purchase 15,000 shares of Common Stock at an exercise price of $3.00 per share. These options will vest each year over a period of three years. As of September 30, 1998, no options have been granted to directors.

Item 10.                 Executive Compensation

Employment Agreement

On January 1, 1998, Westbury entered into a three-year employment agreement with Mr. Sherman, a stockholder, director and chief executiveofficer of the Company. Under the agreement, Mr. Sherman's compensation is $175,000 annually. In addition, Mr. Sherman will receive 10% of the pretax profits of the Company in each year in excess of $500,000 to a maximum bonus of $175,000. This employment agreement has been assumed by the Company upon the completion of the Merger. In addition, the Company has taken out a $1,000,000 keyman life insurance policy for Mr. Sherman.

Consulting Agreements

       On July 22, 1996, Westbury entered into a five-year consulting agreement with Lawrence Raskin, former president of the Company's predecessor, Westbury Alloys, Inc. The agreement provides for an annual salary of $10,000 for his consulting services. The Consulting Agreement also contains certain confidentiality and non-competition provisions which are operative during the term of the agreement and for given periods of time after termination thereof.

Summary Compensation Table


Name and Principal                                                             Long-Term Compensation
Position                                       Annual Compensation                 Awards Payouts
                                                                 Other
                                                                 Annual      Restricted                                   All Other
                                                                Compen-         Stock          Options/        LTIP        Compen-
                                 Year      Salary      Bonus     sation       Award(s)           SARs        Payouts        sation

Mandel Sherman                   1998        $166,154    -         -              -               -             -           $6,888
  President
                                 1997          $  -0-    -         -              -               -             -
                                                                                                                            $
                                 1996          $  -0-    -         -              -               -             -             -




Item 11.                 Security Ownership of Certain Beneficial Owners and
                         Management.

       The following table sets forth as of September 30, 1998, the number of shares of Common Stock of the Company and the percentage of that class owned beneficially, within the meaning of Rule 13d-3 promulgated under the Exchange Act, and the percentage of the Company's voting power owned by (i) all shareholders known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group. All shares set forth in the following table are entitled to one vote per share and the named beneficial owners have sole voting and investment power. Each percentage set forth in the following table assumes the exercise of all stock options exercisable by the named individual or group as of September 30, 1998 or within 60 days thereafter.


                                                  Number of Shares
Name and Address                                      Beneficially              Percentage
                                                          Owned(1)
Dartmouth Capital
Partners(2)
210 Dartmouth Street                                       832,500                     26.0%
Pawtucket, RI 02860
Mandel Sherman(3)
Westbury Alloys, Inc.
750 Shames Drive
Westbury, NY 11590                                         450,166                     14.1%
Michael A. O'Hanlon
DVI, Inc.
500 Hyde Park
Doylestown, PA 18901                                       100,000                    3.1%

Michael Riess                                                  -0-                     -0-
818 Lake Avenue
Greenwich, CT 06831


Directors and Officers as                                  550,166                   17.2%
a Group (3)

(1) All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act, and include voting and investment power with respect to shares of Common Stock of the Company.

(2) The members of this limited liability company are immediate family members of Mr. Mandel Sherman, President and Chief Executive Officer of Westbury. Mr. Sherman disclaims beneficial ownership of such shares.

(3) Does not include 832,500 shares owned by Dartmouth Capital Partners, a company owned and controlled by Mr. Sherman's children.

Item 12.        Certain Relationships and Related Transactions

                On July 3, 1996, Westbury's predecessor, Westbury Alloys, LLC executed an asset purchase agreement (the "Asset Purchase Agreement") where Westbury Alloys, LLC purchased the assets of a unrelated New York corporation, Westbury Alloys, Inc. ("Westbury New York") for a purchase price of $650,000, payable as follows: $550,000 in cash at or prior to closing and with a balance due in equal amounts of $50,000 on January 31, 1997 and July 31, 1997. To fund this purchase Westbury Alloys, LLC borrowed from Graco Holdings, Inc. ("Graco"), the sum of $550,000. This loan has been repaid from the proceeds of certain bridge financing in the amount of $700,000 (described below). On July 16, 1996, the obligation due to Graco was assigned by Graco to another affiliate of a former stockholder. In July 1996, Graco guaranteed Westbury Alloys, LLC's line of credit ("Line of Credit") and deposited a letter of credit in the amount of $2,600,000 as security for its guaranty.

       On July 22, 1996, Lawrence Raskin, former president of Westbury New York executed a five (5) year consulting agreement with Westbury to serve as a consultant to Westbury in connection with transitional issues and continuing conduct of Westbury's business. Mr. Raskin will receive a fee of $10,000 per annum for his consulting services. Westbury signed a five year lease on its 10,200 square foot facilities at 750 Shames Drive, Westbury, New York, with Mr. Raskin. The term of the lease expires on July 31, 2003. Throughout the term of the lease, Westbury has the option to renew the lease at a mutually agreeable rental at least 30 days prior to expiration. In addition, Westbury has an option to purchase the existing facility space at the appraised fair market value, although not for less than $1.2 million for the first three years. Westbury has no current intention to exercise this option.

       From time to time, Westbury borrowed funds from several affiliated investment limited partnerships. These loans were repaid in July and August, 1997. Mandel Sherman, the president, director and a principal shareholder of the Company is the general partner and manager of such affiliated entities.

       In October, 1997, Westbury Alloys, LLC merged into Westbury Alloys, Inc., a Delaware corporation. The membership interests in Westbury Alloys, LLC were converted into 1,850,000 shares of common stock of Westbury Alloys, Inc. in proportion to the interest held by each member.

       On January 1, 1998, Westbury entered into a three-year employment agreement with Mandel Sherman. Under the agreement, Mr. Sherman's compensation is $175,000 annually. In addition, Mr. Sherman will receive 10% of the pretax profits of the Company in each year in excess of $500,000 to a maximum bonus of $175,000 per year. This agreement has been assumed by the Company. In addition, the Company has taken out a $1,000,000 keyman life insurance policy for Mr.
Sherman.

       The Agreement terminates upon the death or disability of Mr. Sherman and permits the Company to terminate the agreement, without further payment obligation to Mr. Sherman, upon the commission of certain acts, and to terminate the Agreement for any other reason, provided that the Company pays to him a severance payment equal to the aggregate base salary otherwise owed to him over the remaining term of the Agreement. Pursuant to the terms of the Agreement, in the event that Mr. Sherman is not nominated or re-elected to serve as a member of the Board of Directors, either he or the Company may terminate his employment with the Company and in such event, he shall be entitled to continue to receive his base salary as set forth in the Agreement for the remainder of the term.

       The  Agreement  also contains  certain  confidentiality  and  non-compete
provisions  which  are  operative   during  the  term  of  the  Agreement.   The
confidentiality provisions remain in effect after termination of employment.

       In July, 1996, the original members of Westbury Alloys, LLC, subscribed for membership interests of $100,000, in the aggregate, in Westbury Alloys, LLC. Such interests were converted into Westbury Common Stock at the time of the merger between Westbury Alloys, LLC and Westbury.

       On March 31, 1998, the Company completed a reverse merger of its wholly owned subsidiary, Westbury Acquisition Corp. a New York corporation ("WAC") with Westbury Alloys, Inc., a Delaware corporation ("Westbury") pursuant to which Westbury has become a wholly owned subsidiary of the Company. Westbury provides a broad range of processing and refining services in connection with the reclamation of precious and specialty metals from scrap materials. Pursuant to the merger, the principals of Westbury have become the principals of the Company and have become the largest shareholders of the Company.

       In order to maintain and maximize the current sales growth of West Tech, Inc., a borrowing facility of $2,000,000 for the financing of accounts receivable has been approved by a commercial lender and will be available by October 1998. A Director of the Company is an Officer of the commercial lender.

       The Company paid to the firm of McLaughlin & Stern, LLP during the year ended June 30, 1998, the sum of $67,641 for various legal services. David W. Sass, the Secretary of the Company, is a member of said firm.

                                                      PART IV

Item 13.        Exhibits and Reports on Form 8-K.

Schedules and Reports on Form 8-K


(A)(1)          The following financial statements are included in Part II, Item
                7:

Independent Auditors' Reports

Consolidated Balance Sheets as at June 30, 1998 and 1997.

Consolidated Statements of Operations for the Years Ended June 30,
1998 and 1997

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998 and 1997.

Consolidated Statements of Cash Flows for the Years Ended June
30,1998 and 1997


Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

(B) Reports on Form 8-K - Not applicable.
(C) Exhibits. The following exhibits are filed as part of the Company's report. Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in parenthesis.

Official Exhibit

Number          Description

[3](a)*         Certificate of Incorporation, as amended.

[3](b)*         By-Laws.

4*              Form of Common Stock Certificate

10*             Form of Employment Agreement with Mandel Sherman.

[27]*   Financial Data Schedule

*   Filed herewith.

           INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Westbury Metals Group, Inc.

We have audited the accompanying consolidated balance sheet of Westbury Metals Group, Inc. (formerly known as Rosecap, Inc.) and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Alloy Trading S.A., a 98% owned subsidiary, which statements reflect total assets of $508,432 as of June 30, 1998; there were no revenues as they have been eliminated in consolidation. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alloy Trading S.A., is based solely on the report of the other auditors. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion. In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westbury Metals Group, Inc. and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                           CITRIN COOPERMAN & COMPANY, LLP

New York, New York
September 18, 1998

SCOTT & GUILFOYLE
5 DAKOTA DRIVE - SUITE 206
LAKE SUCCESS, NEW YORK 11042

PAUL J. Scott, C.P.A.                                          (516) 775-0600
RICHARD T. Guilfoyle, C.P.A.                              FAX  (518) 328-4638




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



Lake Success, New York
August 6, 1997

                                       F-1A

                                  WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              JUNE 30, 1998 AND 1997

                                                                                1998                      1997
                                                                           ---------------            -------------
                                                      ASSETS

CURRENT ASSETS:
  Cash                                                                          $ 877,520                  $ 7,502
  Accounts receivable                                                             788,749
  Inventory                                                                       835,565
  Prepaid expenses and other current assets                                       348,795
                                                                           ---------------            -------------
Total Current Assets                                                            2,850,629                    7,502
                                                                           ---------------            -------------


PROPERY PLANT AND EQUIPMENT:
  Property and equipment                                                          599,843
  Accumulated depreciation and amortization                                      (162,695)
                                                                           ---------------            -------------
Net Property Plant and Equipment                                                  437,148
                                                                           ---------------            -------------

OTHER ASSETS:
  Goodwill - net of accumulated amortization of $75,612                           647,216
  Deposits                                                                        113,177
                                                                           ---------------            -------------
Total Other Assets                                                                760,393
                                                                           ---------------            -------------

TOTAL ASSETS                                                                   $4,048,170                  $ 7,502
                                                                           ===============            =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Due to customers                                                              $ 455,553              $
  Accounts payable and accrued expenses                                           528,246                    1,938
                                                                           ---------------            -------------
Total Current Liabilities                                                         983,799                    1,938
                                                                           ---------------            -------------

STOCKHOLDERS' EQUITY:
  Common stock $.001 par value; Authorized
  50,000,000 shares; issued and
  outstanding 3,197,312 shares and 87,500 shares
  at June 30, 1998 and 1997, respectively                                           3,197                       88
  Capital in excess of par value                                                3,173,171                   42,241
  Accumulated deficit                                                            (111,997)                 (36,765)
                                                                           ---------------            -------------
Total Stockholders' Equity                                                      3,064,371                    5,564
                                                                           ---------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $4,048,170                  $ 7,502
                                                                           ===============            =============



                           See accompanying notes to consolidated financial statements.
                                                       F-2




                                  WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                                                  1998                   1997
                                                                             ---------------         --------------
Revenues:
  Sales                                                                          $1,425,315           $
  Refining fees                                                                     552,451
  Other income                                                                       53,267
                                                                             ---------------         --------------

     Total revenues                                                               2,031,033
                                                                             ---------------         --------------

Cost and expenses:
  Cost of sales                                                                   1,335,607
  Cost of refining                                                                  263,997
  Selling, general and administrative                                               430,862                  7,383
  Depreciation and amortization                                                      37,495
  Interest                                                                           38,304
                                                                             ---------------         --------------

     Total costs and expenses                                                     2,106,265                  7,383
                                                                             ---------------         --------------


Net loss                                                                      $     (75,232)          $    (7,383)
                                                                             ======================================

Net loss per share - basic                                                              $ (.08)
Net loss per share - diluted                                                            $ (.08)

Average shares outstanding - basic                                                  919,495                 66,062
Average shares outstanding - diluted                                                919,495                 66,062

      See accompanying notes to consolidated financial statements.



                                           WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                                STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                      Common Stock             Capital in                              Total
                                                                                excess of        Accumulated       Stockholders'
                                               Shares           Amount          par value          Deficit             Equity

Balance, June 30, 1996                             62,500             $ 63         $ 37,266          $ (29,382)            $ 7,947

Issuance of common
             shares, May 10, 1997                  25,000               25            4,975                                  5,000

Net loss for the year
             ended June 30, 1997                                                                        (7,383)             (7,383)

                                            --------------   --------------   --------------    ---------------   -----------------
Balance, June 30, 1997                             87,500               88           42,241            (36,765)              5,564


Common Stock Dividend
             March 31, 1998                        92,500               92              (92)


Common stock issued
             upon merger with
             Westbury Alloys, Inc.
             March 31, 1998                     1,850,000            1,850           98,150                                100,000

Common stock issued
             in private placement
             March 31, 1998                       814,503              815        2,015,224                              2,016,039

Common stock issued
             upon conversion of
             bridgeholder loans
             March 31, 1998                       233,333              233          699,767                                700,000

Common stock issued
             in private placement
             May 8, 1998                          119,476              119          317,881                                318,000

Net loss for the year
             ended June 30, 1998                                                                       (75,232)            (75,232)

                                            --------------   --------------   --------------    ---------------   -----------------
                                                3,197,312          $ 3,197       $3,173,171         $ (111,997)        $ 3,064,371
                                            ==============   ==============   ==============    ===============   =================


                                   See accompanying notes to consolidated financial statements.



                                    WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED JUNE 30, 1998 AND 1997





                                                                                      1998                1997
                                                                                -----------------   ------------------

Operating activities:
       Net loss                                                                        $ (75,232)            $ (7,383)

       Adjustments to reconcile net loss to net cash
                   used in operating activities net
                   of assets and liabilities acquired in merger:
                   Depreciation and amortization                                          37,495

       Changes in assets and liabilities:
                   Accounts receivable                                                  (661,582)
                   Inventories                                                          (794,707)
                   Prepaid expenses and other current assets                             404,178
                   Deposits                                                              (75,969)
                   Due to customers                                                     (189,619)
                   Accounts payable and other current liabilities                       (120,441)                (798)
                                                                                -----------------   ------------------

Net cash used in operating activities                                                 (1,475,877)              (8,181)

Investing activities:
       Property, plant and equipment                                                     (98,512)

Financing activities:
       Issuance of common stock                                                        2,334,039                5,000

                                                                                -----------------   ------------------
Net increase (decrease) in cash                                                          759,650               (3,181)

Cash from merged subsidiary                                                              110,368

Beginning Cash Balance                                                                     7,502               10,683
                                                                                -----------------   ------------------

Ending Cash Balance                                                                    $ 877,520              $ 7,502
                                                                                =================   ==================

Supplemental cash flow information:
       Cash paid for interest                                                           $ 22,518


                               See accompanying notes to consolidated financial statements.




                                 WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                            NOTES TO FINANCIAL STATEMENTS
                                                JUNE 30, 1998 AND 1997




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


On June 18, 1998, the Company name was changed from Rosecap, Inc. to Westbury Metals Group, Inc. ("WMG"). On March 31, 1998 the Company entered into a merger between Westbury Acquisition Corp. ("WAC"), a wholly owned subsidiary of the
Company, and Westbury Alloys, Inc., ("Westbury") a Delaware Corporation, the surviving entity. The merger is a reverse merger whereby the principals of Westbury became the principals and the largest shareholders of the Company. The Company commenced operating the business of Westbury after the consummation of the merger. Prior to the merger, the Company, which was incorporated in 1990, had not conducted any operations and reported as a development stage enterprise. Westbury reclaims principally gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. After controlled weighing, sampling, and assaying to determine values and to settle with the customer, Westbury either purchases the precious metal or returns metal to the customer. Through its Peruvian subsidiary Alloy Trading S.A. ("Alloy"), Westbury imports metals for its own use as well as for direct sales to third parties.

Alloy, a 98% owned subsidiary of Westbury, was incorporated in Peru in 1996. The remaining 2% of the capital stock of Alloy is owned by the two local managers of Alloy. The long range purpose of Alloy is to develop trading opportunities between Peruvian companies and their counterparts worldwide and to explore opportunities in metal related activities including gold and silver bullion, transactions with the mining industry, jewelry manufacturers, and other similar activities.

On March 30,1998 West Tech, Inc. ("West Tech") was formed as a subsidiary of Westbury (with ownership being subsequently transferred to WMG) for the manufacture and sale of silver in various forms and shapes, plating salts as well as tin and tin-lead anodes used in manufacturing. In the near future the Company anticipates a broader product line to include precious metal casting grains, alloys, and mill products. In May of 1998 the Company acquired the registered trade name Onic for use in the manufacture and sale of its high quality tin products.

Westbury Realty Management Corp. (WRMC) was formed in June of 1998 for the purpose of acquiring the property that is presently being rented by Westbury for its processing of catalyst materials. This acquisition should be completed by September 30, 1998. There was no financial activity during the reporting period.

Gold and silver comprise the major portion of the value of Westbury's precious metal inventory, which may be held under certain consignment agreements (see
Note 4). The prices of gold and silver are subject to fluctuations and are expected to continue to be affected by world market conditions. At June 30, 1998 all inventory owned by Westbury was fully hedged to protect against market fluctuations. Market gains or losses as well as all trading activities are included in "Cost of sales". It is the Company's policy that all metal transactions are fully hedged and should result in no gains or losses due to market fluctuations. Hedging consists of the sale or purchase of forward contracts for the physical delivery of metals. When the Company purchases precious metal it sells a forward contract to protect against fluctuating market prices, conversely when the company sells precious metals it buys a contract to close the transaction. Futures contracts are measured at market value with unrealized gains and losses reflected in operations during the period. Westbury maintains inventories of precious metals in various states of processing. Westbury also maintains inventories at independent outside refineries. Such inventories are carried on its books at current market value.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the operations of WMG for the period from July 1, 1997 through June 30, 1998 and the operations of Westbury, Alloy and West Tech, from April 1, 1998 through June 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements requires the Company's management to estimate the current effects of transactions and events whose ultimate outcomes may not be determinable until future years. Consequently, actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES
Translation adjustments result from the process of translating Alloy's financial statements from their local currency to U.S. dollars. Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate for the period. Translation adjustments were not significant. Where amounts denominated in a foreign currency are converted to U.S. dollars by remittance or repayment, the realized exchange differences are not material and are included in determining net loss for the period.

INVENTORY AND DUE TO CUSTOMERS

The Company's customers have the option of receiving cash in lieu of the refined precious metals. Since the Company bears the risk of loss, it is the policy of the Company to record all precious metals received for refining as inventory and an offsetting liability due to customers.

Inventories which consist of precious metals, are stated at their market value. Quantities are determined based upon physical count.

PROPERTY, PLANT AND EQUIPMENT
Property,   plant  and  equipment  is  stated  at  cost  and  depreciated  using straight-line methods over the estimated useful lives of the assets ranging from 5 years to 39 years.

AMORTIZATION OF INTANGIBLE ASSETS
Intangible assets consist of goodwill, which is the excess of the purchase price over the fair value of assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited, 24 years. The goodwill relates to the Westbury Alloys, Inc. and Subsidiaries acquisition. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

INCOME TAXES
The Company accounts for income taxes under the provisions of Statement 109, Accounting for Taxes issued by the Financial Accounting Standards Board.
Under such statement, the tax benefits of tax operating loss carryforwards are recorded to the extent available less a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. Potential common shares are not included for all periods presented because they would be anti-dilutive.

IMPAIRMENT OF LONG-LIVED ASSETS
Effective July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. There was no significant impact on the Company's results of operations or financial position.

STOCK BASED COMPENSATION
The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1996 (See Note 13).

NEW REPORTING PRONOUNCEMENT
The Company will implement the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits which require the Company to report and display certain information related to comprehensive income, operating segments, and employee benefits plans, respectively, as required in 1998. Adoption of these statements will not impact the Company's financial position or results of operations.

FAIR VALUE FINANCIAL INSTRUMENTS
The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year end.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk.

NOTE 3 - ADVANCES TO CUSTOMERS

Advances to customers arise as a result of the Company advancing finished metal or cash to the customer prior to the subsequent settled amount. At the request of the customer, the Company may advance up to 90% of the expected settlement value of the metal to the customer. The Company occasionally advances or consigns metal to its customers. These advances are charged against future transactions with the customer.

NOTE 4 - INVENTORIES

Inventories are stated at current market value. Consistent with other companies that refine and produce precious metal fabricated products, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. At June 30, 1998 the Company held $2,345,300 under a consignment agreement with Republic National Bank. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 1998 substantially consist of a value added tax credit from the Peruvian government of $245,847 and of payments in advance of Peruvian income tax of $56,886. Alloy may request the reimbursement of the value added tax credit to the local tax administration and is entitled to also receive reimbursement of the payments in advance of income taxes.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1998 consists of the following:

Machinery and equipment                                $487,777
Furniture and fixtures                                 54,135
Leasehold improvements                                 31,646
Vehicles                                               26,285
                                                     ----------------
                                                       599,843
Less accumulated depreciation and amortization         162,695
                                                     ----------------
Property, plant and equipment - net                    $437,148
                                                     ================

NOTE 7 - GOODWILL

Goodwill  arose  from  the   capitalization   of  the  equity  accounts  of  the
subsidiaries at the time of the merger and from goodwill on the books of the subsidiary, as follows:

Westbury Alloys, Inc. (capitalization of equity accounts at merger)    $422,828
Westbury Alloys, Inc. (prior acquisition)                               300,000
                                                                        -------
                                                                        722,828
         Accumulated amortization                                        75,612
                                                                        -------
                                                                       $647,216
                                                                        =======

Management has determined that goodwill would be amortized over twenty-four years.

NOTE 8 - LOANS PAYABLE

The Company has entered into an agreement with Republic National Bank to provide the Company with the gold used in production through consignment arrangements. At June 30, 1997 the Company included in its inventory 7,915 troy ounces of fine gold on consignment having a market value of $2,345,300 (see Note 4). The maximum amount of consigned gold available is limited to the amount guaranteed by letters of credit provided by a third party consignee, presently $2,600,000.

The Company has incurred consignment fees in the amount of $22,518 on the above loans for the year ended June 30, 1998.

NOTE 9 - INCOME TAXES

The Company's net deferred tax asset as of June 30, 1998 is estimated as follows:

Deferred tax assets:
         Net operating loss carryforward                      $196,000

Deferred tax liability:
         Amortization of goodwill                             3,000
                                                            --------------------

Net deferred tax asset                                        193,000
Valuation allowance                                           193,000
                                                            --------------------

Net deferred taxes                                            $   0
                                                            --------------------



A valuation allowance for 1998 has been applied to offset the deferred tax asset in recognition of the uncertainty that such tax benefits will be realized.

At June 30, 1998, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $490,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2012.


NOTE 10 -STOCKHOLDERS' EQUITY

The Company issued 1,850,000 shares of its common stock in exchange for all of the outstanding shares of Westbury Alloys, Inc. This merger was accounted for as a purchase. The value attributed to the shares was $100,000, which was the value of all of the outstanding shares on the books of Westbury Alloys, Inc.

The Company entered into an agreement whereby it issued shares of its common stock through a private placement memorandum. The proceeds of the offering, net of expenses, was $2,334,039, from the issuance of 1,167,312 shares of common stock. Included in the issued shares are 233,333 shares issued to certain investors who had provided bridge financing of $700,000 to Westbury and converted their loans to equity at the same offering price of $3.00 per share. These noteholders also received warrants to purchase 700,000 shares of common stock of the Company at $2.25 per share. The warrants expire on March 31, 2000.


NOTE 11 - STOCK OPTION PLAN

Under the Company's stock option plan (Westbury Alloys' Inc.'s 1997 Omnibus Stock Incentive plan (as amended) (the "Plan") which has been ratified by the shareholders' of Westbury Metals Group Inc., options to purchase a maximum of 750,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) may be granted to employees and outside directors of the Company. The options to be granted under the plan are designated as incentive stock options or non-incentive stock options by the board of directors which also has the discretion as to the person to be granted the options, the number of shares subject to the options and the terms of the option agreements. The plan is administered by the board of directors. All present and future employees shall be eligible to receive incentive awards under the plan, and all present and future non-employee directors shall be eligible to receive non-statutory options under the plan. The options are intended to receive incentive stock option tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended.

                                 WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                            NOTES TO FINANCIAL STATEMENTS
                                                JUNE 30, 1998 AND 1997



NOTE 11 - STOCK OPTION PLAN (CONTINUED)

The exercise price of shares of common stock covered by an incentive stock option shall not be less than 100% of the fair market value of such shares on the date of grant, provided that if an incentive stock option is granted to an employee who, at the time of the grant, is a 10% shareholder, then the exercise price of the shares covered by the incentive stock option shall not be less than 110% of the fair market value of such shares on the date of grant. The exercise price of shares covered by a non-statutory stock option shall not be less than 85% of the fair market value of such shares on the date of grant.

Options outstanding at June 30, 1998 are exercisable at prices ranging from $.50 to $3.00 per share, the fair market value on the date of grant, and expire at various dates to June 17, 2008. Options to purchase 180,000 shares were granted October 28, 1997, while the plan was part of Westbury Alloys, Inc. Options to purchase 100,000 shares were granted June 18, 1998 and are exercisable through June 17, 2008. The options granted October 28, 1997 are exercisable at a rate of 45,000 shares annually for four years beginning October 28, 1997. Of the options granted June 18, 1998, 50,000 are exercisable immediately and 25,000 are exercisable annually beginning June 18, 1999 and June 18, 2000. No other options have been granted, exercised or terminated.

NOTE 12 - COMMITMENTS

EMPLOYMENT AGREEMENT
The Company's chief executive officer has an employment agreement expiring December 31, 2000. Under the agreement he receives $175,000 annually plus 10% of the annual pretax profits of the Company in excess of $500,000 to a maximum bonus of $175,000 per year.

LEASE COMMITMENT
Effective July 22, 1996 the Company entered into a seven-year lease, expiring July 31, 2003, for the premises known as 750 Shames Drive, Westbury, New York, which approximates 10,200 square feet. The annual rental in the initial year of the lease is $7.50 per square foot, plus escalations for real estate taxes.

Provided the Company is not in default under the lease, the Company has the option to purchase the premises, along with premises known as 700 Shames Drive (7,800 square feet). If the Company exercises the option to buy within the first three years of the lease, the combined purchase price of both premises
shall be $1,200,000.   After the first three years of the lease, the purchase
terms of the property shall be determined as specified in the lease, which calls for among other provisions, the purchase price to be fair market value.

Future minimum lease payments are as follows:
For the year ending June 30,
              1999                 $82,416
              2000                 84,762
              2001                 85,884
              2002                 89,556
              2003                 92,004
                                 ---------
                                 $434,622
                                 ==========

Rent expense for the year ended June 30, 1998 was $22,838.

CONSULTING SERVICES

Effective July 22, 1996, the Company entered into a five year consulting agreement with Lawrence Raskin. Under the agreement, the Company will pay Lawrence Raskin $10,000 annually for a total fee of $50,000 plus certain expenses.

                           WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                            NOTES TO FINANCIAL STATEMENTS
                                                JUNE 30, 1998 AND 1997




NOTE 12 - COMMITMENTS (CONTINUED)

LETTERS OF CREDIT
An affiliate of the Company has entered into letter of credit arrangements with an unrelated third party to provide letters of credit in the amount of $2,600,000 to guarantee the debt to Republic National Bank. During the current fiscal year the Company paid fees of $21,807 for these letters of credits.

NOTE 13 - STOCK BASED COMPENSATION

The per share average fair value of stock options granted during the year ended June 30, 1998 were $2.59 and $.66 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield                 0%
Risk free interest rate                 5%
Expected stock volatility               0%
Expected option life                    4 YEARS AND 5 YEARS


The Company applies APB opinion No 25 in accounting for its plans and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date of this stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the year ended June 30, 1998:

Net loss:
         As reported                      $(75,232)
         Pro forma                        $(153,485)

Net loss per share:
         As reported                      $(.08)
         Pro forma                        $(.17)


Pro forma net loss reflects only options granted during the year ended June 30, 1998. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 4 years.

NOTE 14 - SUBSEQUENT EVENTS

On July 1, 1998 Westbury International, Inc., was formed to provide trading and
risk  management   services.   Activities  include  metals  leasing,   financing
arrangements,   cash  and  forward  purchases  and  sales  for  internal  metals management requirements and as a profit center dealing with third parties.

The Company has entered into an agreement to purchase an adjacent building at 900 Shames Drive, Westbury, New York for a total of $510,000. There is a mortgage commitment from Roosevelt Savings Bank in the amount of $325,000. The title to this property will be in Westbury Realty Management Inc., a newly formed corporation with no activity in the current year. The closing is anticipated to take place on September 29, 1998.


NOTE 15 - RELATED PARTY TRANSACTIONS

An Officer of the Company is affiliated with a legal firm which provided services to the Company in 1998. Fees earned by such affiliate were $67,641.

                                WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                            NOTES TO FINANCIAL STATEMENTS
                                                JUNE 30, 1998 AND 1997



NOTE 16 - PRO FORMA RESULTS OF OPERATIONS - UNAUDITED

The pro forma results include the operations of the Company, Westbury Alloys, Inc. and Alloy Trading S.A. for the twelve month periods ended June 30, 1998 and 1997, respectively, and the operations of West Tech, Inc. for the period from March 30, 1998 (inception) through June 30, 1998.

                                                                              1998                        1997
                                                                              ----


Revenues:

         Sales                                                         $1,425,315                 $
         Refining fees                                                 1,874,829                  1,540,479
         Other income                                                  67,688
                                                                     -----------------------    --------------------

         Total revenues                                                3,367,832                  1,540,479


Cost and expenses:

         Cost of sales                                                 1,335,607
         Cost of refining                                              807,221                    703,853
         Selling, general and administrative                           1,240,274                  742,953
         Depreciation and amortization                                 246,739                    138,144
         Interest                                                      132,090                    56,654
                                                                     -----------------------    --------------------

         Total costs and expenses                                      3,761,931                  1,641,604
                                                                     -----------------------    --------------------

Loss before provision for income taxes                                 (394,099)                  (101,125)
Provision for income taxes                                                                        9,018
                                                                     -----------------------    --------------------

Net loss                                                               $(394,099)                 $(110,143)
                                                                     =======================    ====================

Net loss per share - basic                                             $(.16)                     $(.06)
Net loss per share - diluted                                           $(.16)                     $(.06)

Average shares outstanding - basic                                     2,408,947                  1,916,062
Average shares outstanding - diluted                                   2,408,947                  1,916,062




                                           F-13

                                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Westbury Metals Group, Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: October 8, 1998

                          WESTBURY METALS GROUP, INC.


                          By: _______________________
                              Mandel Sherman,President


       Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                       Titles                               Date


_______________      President, Chief Executive               October 8, 1998
Mandel Sherman       Officer and Director



___________________  Director                                 October 8, 1998
Michael A. O'Hanlon


___________________  Director                                 October 8, 1998
Michael Riess



___________________  Chief Financial Officer                  October 8, 1998
David Nadler