Form 10QSB
period 1998-09-30
ROSECAP INC/NY
filed 1998-11-12
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D. C.  20549

                                                    FORM 10-QSB

                           QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twelve week period ended                  Commission file
September 30, 1998                               Number 33-42408-NY

                                            WESTBURY METALS GROUP, INC.
                      (Exact name of registrant as specified in its charter)

New York                                           11-3023099
(State or other jurisdiction of               (IRS Employer Identification
incorporation)                                       Number)

                                    750 Shames Drive,  Westbury,  New York 11590
                                     (Address of principal executive offices)

                         Registrant's telephone number, including area code:
                                                  (516) 997-8333
                              -------------------------------------------
                        (Former name or address if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes             X          No

                                      APPLICABLE ONLY TO ISSUERS INVOLVED IN
                                         BANKRUPTCY PROCEEDINGS DURING THE
                                               PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No
_______

APPLICABLE ONLY TO CORPORATE ISSUERS
As at September 30, 1998, 3,197,312 shares of the issuer's Common Stock, $.001 par value, were outstanding.


                           WESTBURY METALS GROUP, INC.

                                   FORM 10-QSB

                    For the Quarter Ended September 30, 1998

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                      Page

         Balance    Sheets   as   of   September   30,   1998   and   June   30, 1998.............1
         Statements  of  Operations   for  the  three  months  ended  September 30,
          1998 and  1997.......                                                    ...............2
         Statements of Stockholders' Equity for the three  months  ended  September 30,
          1998 and the year  ended June 30,  1998.................................................3
         Statements of Cash Flows for the three months ended  September 30, 1998
          and  1997                                                          .....................4
         Notes  to  Financial Statements.........................................................5-7


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS....................................................................8

                                  WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                              SEPTEMBER 30,             JUNE 30,
                                                                                   1998                   1998
                                                   ASSETS

CURRENT ASSETS:
   Cash                                                                             $   170,454           $ 877,520
   Accounts receivable                                                                1,429,971             788,749
   Inventory                                                                            306,396                    835,565
   Prepaid expenses and other current assets                                          1,237,693             348,795
                                                                           ---------------------     ---------------
Total Current Assets                                                                  3,144,514           2,850,629
                                                                           ---------------------     ---------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                      1,164,113             599,843
   Less: accumulated depreciation and amortization                                     (194,003)           (162,695)
                                                                         ---------------------     ---------------
Property, Plant and Equipment - net                                                     970,110             437,148
                                                                           ---------------------     ---------------

OTHER ASSETS:
   Goodwill - net of accumulated amortization                                           639,493             647,216
   Deposits                                                                              81,888             113,177
                                                                           ---------------------     ---------------
Total other assets                                                                      721,381             760,393
                                                                           ---------------------     ---------------

TOTAL ASSETS                                                                       $  4,836,005          $4,048,170
                                                                           =====================     ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to customers                                                                 $   566,792           $ 455,553
   Accounts payable and accrued expenses                                                860,393             528,246
   Current portion of mortgage payable                                                   11,092
                                                                           ---------------------     ---------------
Total Current Liabilities                                                             1,438,277             983,799

Mortgage payable, non-current portion
                                                                                       313,908
                                                                           ---------------------     ---------------
TOTAL LIABILITIES                                                                     1,752,185             983,799
                                                                           ---------------------     ---------------

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value; Authorized 50,000,00
   shares; issued and outstanding 3,197,312 shares
                                                                                          3,197               3,197
   Capital in excess of par value                                                     3,173,171           3,173,171
   Accumulated deficit                                                                 (92,548)           (111,997)
                                                                           ---------------------

Total Stockholders' Equity                                                            3,083,820           3,064,371
                                                                           ---------------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  4,836,005          $4,048,170
                                                                           =====================     ===============



                               WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS



                                                    FOR THE THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                          (UNAUDITED)
                                                 1998                   1997
Revenues:
   Sales                                     $  4,906,229             $
   Refining                                       420,240
   Other                                            6,193
                                           ------------------------------------
        Total revenues                          5,332,662
                                           -----------------------------------

Costs and expenses:
   Cost of sales                                4,459,215
   Cost of refining                               141,971
   Selling, general and administrative            634,950                3,401
   Depreciation and amortization                   39,032
   Interest                                        36,208
                                            -----------------------------------

      Total costs and expenses                  5,311,376                3,401
                                            -----------------------------------
Income from operations                             21,286               (3,401)
Other Income                                        4,180
                                            -----------------------------------

Income before income taxes                         25,466               (3,401)
Provision for income taxes                          6,017
                                             ---------------------------------

Net income (loss)                              $   19,449             $ (3,401)
                                             ==================================

Net income (loss) per share - basic            $      0.01            $  (0.04)
Net income (loss) per share - diluted          $      0.01            $  (0.04)

Average shares outstanding - basic               3,197,312              87,500
Average shares outstanding - diluted             3,522,312              87,500




                 WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                           STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                           AND FOR THE YEAR ENDED JUNE 30, 1998

                                             COMMON STOCK          CAPITAL IN                               TOTAL
                                                                   EXCESS OF         ACCUMULATED         STOCKHOLDERS'
                                      SHARES        AMOUNT         PAR VALUE           DEFICIT               EQUITY


BALANCE JUNE 30, 1997               87,500       $    88       $   42,241          $  (36,765)         $      5,564

COMMON STOCK DIVIDEND
   MARCH 31, 1998                   92,500            92              (92)

COMMON STOCK ISSUED
   UPON MERGER WITH
   WESTBURY ALLOYS, INC.
   MARCH 31, 1998                   1,850,000       1,850           98,150                                    100,000

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MARCH 31, 1998                     814,503         815         2,015,224                                  2,016,039

COMMON STOCK ISSUED
   UPON CONVERSION OF
   BRIDGEHOLDER LOANS
   MARCH 31, 1998                     233,333         233          699,767                                    700,000

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MAY 8, 1998                        119,476         119          317,881                                    318,000

NET LOSS FOR THE YEAR
   ENDED JUNE 30, 1998                                                                  (75,232)              (75,232)
                                    ----------------------------------------------------------------------------------------

BALANCE JUNE 30, 1998               3,197,312       3,197         3,173,171             (111,997)            3,064,371

NET INCOME FOR THE
   THREE MONTHS ENDED
   SEPTEMBER 30, 1998
                                                                                          19,449                 19,449
                                                                                 -------------------------------------------
   (UNAUDITED)
BALANCE
   SEPTEMBER 30, 1998
   (UNAUDITED)                      3,197,312    $ 3,197        $ 3,173,171            $ (92,548)            3,083,820
                                    ========================================================================================








                      WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                          (UNAUDITED)
Operating activities:                                                                         1998                    1997
     Net Income (loss)                                                                     $  19,449              $   (3,401)

     Adjustments to  reconcile  net income  (loss) to net cash used in operating activities net of assets and liabilities acquired in merger:
              Depreciation and amortization                                                   39,032

     Changes in assets and liabilities:
              Accounts receivable                                                           (641,223)
              Inventories                                                                    529,169
              Prepaid expenses                                                              (888,898)
              Deposits                                                                        31,289
              Due to customers                                                               111,239
              Accounts payable and accrued expenses                                          332,147                      860
                                                                                        -----------------      -------------------
Net cash used in operating activities                                                       (467,796)                  (2,541)

Investing activities
              Property, plant and equipment                                                 (239,270)
                                                                                        -----------------      -------------------
Net decrease in  cash                                                                       (707,066)                  (2,541)

Beginning Cash Balance                                                                       877,520                    7,502
                                                                                        -----------------      -------------------
Ending Cash Balance                                                                           $  170,454                $   4,961
                                                                                        =================      ===================
Supplemental cash flow information:
              Cash paid for interest                                                          $  36,208
              Property, plant and land addition financed
              by long-term debt                                                               $  325,000



NOTE 1 - GENERAL

The accompanying financial information should be read in conjunction with the audited financial statements including the notes thereto, as of and for the year ended June 30, 1998.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


NOTE 2- ORGANIZATION

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

Westbury reclaims  principally gold,  silver,  platinum and palladium from scrap and  residues  from  the  electronics,  jewelry,  petroleum,  dental,  chemical,
automotive,   mining  and  aerospace  industries.   After  controlled  weighing,
sampling,  and  assaying to  determine  values and to settle with the  customer,
Westbury  either  purchases the precious metal or returns metal to the customer.
Through its Peruvian subsidiary Alloy Trading S.A.  ("Alloy"),  Westbury imports metals for its own use as well as for direct sale to third parties.

Alloy, a 98% owned subsidiary of Westbury, was incorporated in Peru in 1996. The remaining 2% of the capital stock of Alloy are owned by the two local managers of Alloy. The long range purpose of Alloy is to develop trading opportunities between Peruvian companies and their counterparts worldwide and to explore opportunities in metal related activities including gold and silver bullion, transactions with the mining industry, jewelry manufacturers, and other similar activities.


NOTE 3 - INVENTORIES

Inventories are stated at current market value. Consistent with other companies that refine and produce precious metal fabricated products; some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned gold and silver remains with the Consignor.  The value of consigned  gold and silver held by the Company is not included in the  Company's
Balances  Sheet.  On September 30, 1998 the Company held  $2,465,795 of precious metals under a consignment  agreement with Republic National Bank. The Company's
gold  and  silver   requirements  are  provided  from  a  combination  of  owned inventories,  precious  metals  which  have been  purchased  and sold for future delivery,  and gold and  silver  received  from  suppliers  and  customers  on a consignment basis.



NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE


Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common share such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:


                                                                       Three Months Ended
                                                                              September 30,
                                                                          1998             1997

Net income (loss) (numerator for basic and diluted net income
   (loss) per common share)                                            $ 19,449         $ (3,401)

Weighted average common shares
   (denominator for basic net income (loss) per common share)          3,197,312          87,500

Effect of dilutive securities:
   Employee stock options                                                 325,000               0    .

Weighted average common and potential common shares
   outstanding (denominator for diluted income (loss) per
   common share)                                                       3,522,312          87,500  .

Net income (loss) per common share-Basic                               $    .01    $      (.04)

Net income (loss) per common share-Diluted                             $    .01    $      (.04)


Employee stock options totaling 100,000 shares were not included in the net earnings per share calculation for the quarter ended September 30, 1998 because they would be anti-dilutive. There were no potentially dilutive securities outstanding for the quarter ended September 30, 1997.



NOTE 5 - PRO-FORMA RESULTS OF OPERATIONS

                          WESTBURY METALS GROUP, INC. & SUBSIDIARIES
                    STATEMENT OF OPERATIONS AND ACCUMULATED EARNINGS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                (UNAUDITED)


Refining fees                                               $ 371,602

Cost of refining                                             (168,440)
                                                             -------------

Gross profit                                                  203,162
                                                             --------------
Operating expenses
   Selling, general and administrative expenses               208,095
   Depreciation and amortization                               23,557
   Interest                                                     8,747
                                                             -------------
Total operating expense                                       240,399
                                                             -------------
Loss before income taxes                                      (37,237)

Provision for income taxes                                     12,350

Net Loss                                                    $ (49,587)
                                                             ===============
Net loss per share - basic                                   $  (0.02)
Net loss per share - diluted                                 $  (0.02)

Average shares outstanding - basic                          2,408,947
Average shares outstanding - diluted                        2,408,947


                                                            -7-

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Westbury Metals Group, through its subsidiaries engages in four significant areas of the precious metals business as follows: -trading and risk management services including metals leasing, financing arrangements, cash and forward purchases and sales for internal metals management requirements -manufacturing and sale of precious and base metal products for use by industry -refining services to generators and manufacturers of precious metals -catalyst procurement and collection for the purpose of processing and recovery of platinum group metals.

On September 29, 1998 the Company acquired a property adjoining its refining facility to house the catalyst procurement and processing operation.

Revenues

Revenues were $5,332,662 for the first quarter of fiscal 1999 compared to $371,602 for the first quarter of fiscal 1998 (see Note 5 Proforma Results of Operations). Net income for the same periods was $19,449 and $ (49,587) respectively. This increase is a result of expanded operations outside of the refining services offered in the past.

Year 2000

Management believes that there is no impact to the Company as it relates to the Year 2000.

Liquidity, Capital Resources and Other Financial Data

The Company has been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Inventories are stated at market value. Consistent with other companies that refine and produce precious metal fabricated products, customers and suppliers on a consignment basis furnish some of the Company's gold and silver requirements. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At September 30, 1998 the Company held $2,465,795 of precious metal under a consignment agreement with Republic National Bank for which the Company is charged a consignment fee based on current rates. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

Management believes that operations are continuing to improve in the second quarter of fiscal 1999. Through manufacturing cost controls at West Tech and greater efficiencies in its catalyst operations higher profits are anticipated, although there can be no assurances that management will continue to be successful in its efforts.

                                    SIGNATURE


         In accordance with the requirements of the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           WESTBURY METALS GROUP, INC.

                                          By:______________________________
                                                  David Nadler
                                                Chief Financial Officer




Date:    November 12, 1998