Form 10QSB
period 1998-12-31
ROSECAP INC/NY
filed 1999-02-22
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D. C.  20549

                                                    FORM 10-QSB

                           QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                            Commission file
December 31, 1998                               Number 33-42408-NY

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No
-------

APPLICABLE ONLY TO CORPORATE ISSUERS
As at December 31, 1998, 3,197,312 shares of the issuer's Common Stock, $.001 par value, were outstanding.


                           WESTBURY METALS GROUP, INC.

                                   FORM 10-QSB

                     For the Quarter Ended December 31, 1998

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                              Page

         Consolidated  Balance  Sheets  as of  December  31,  1998  and June 30,
         1998...................................                                           1

         Consolidated  Statements  of  Operations for the six months and three months
              December 31, 1998 and 1997...................................................2
         Consolidated  Statements  of  Stockholders'  Equity  for the six months
         ended    December    31,   1998   and   the   year   ended   June   30,
         1998..............................................................................3
         Consolidated Statements of Cash Flows for the six months ended December
         31,   1998  and   1997.........                                                   4
          Notes  to   Consolidated   Financial
         Statements.....................................................................  5-6


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................................7


                                                    PART II - OTHER INFORMATION

         SIGNATURES. ......................................................................8


                                                    WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                                                CONSOLIDATED BALANCE SHEETS

                                                                                              (Unaudited)
                                                                                             DECEMBER 31,            JUNE 30,
                                                                                                 1998                  1998
                                                                                                 ----                  ----
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                  $  635,293              $  877,520
   Accounts receivable                                                                     1,837,713              788,749
   Inventory                                                                               -                      835,565
   Prepaid expenses and other current assets                                               1,567,940              348,795
                                                                                           ------------------     ---------------
Total Current Assets                                                                       4,040,946              2,850,629
                                                                                           ------------------     ---------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                           1,245,474              599,843
   Less: accumulated depreciation and amortization                                         (230,761)              (162,695)
                                                                                         ------------------     ---------------
Property, Plant and Equipment - net                                                        1,014,713              437,148
                                                                                           ------------------     ---------------

OTHER ASSETS:
   Goodwill - net of accumulated amortization                                              225,600                230,720
   Deposits                                                                                84,888                 113,177
                                                                                           ------------------     ---------------
Total other assets                                                                         310,488                343,897
                                                                                           ------------------     ---------------

TOTAL ASSETS                                                                              $5,366,147            $  3,631,674

                                                                                           ==================     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes Payable - Receivable Financing                                                    1,053,478              -
   Due to customers                                                                        637,010                455,553
   Accounts payable and accrued expenses                                                   644,963                528,246
   Current portion of mortgage payable                                                     11,092
                                                                                           ------------------     ---------------
Total Current Liabilities                                                                  2,346,543              983,799

Mortgage payable, non-current portion                                                      312,125
                                                                                           ------------------     ---------------

TOTAL LIABILITIES                                                                          2,658,668              983,799
                                                                                           ------------------     ---------------

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value; Authorized 50,000,000
   shares; issued and outstanding 3,197,312 shares                                         3,197                  3,197
   Capital in excess of par value                                                          3,171,879              3,171,879
   Accumulated deficit                                                                     (467,597)              (527,201)
                                                                                          ------------------     ---------------
Total Stockholders' Equity                                                                 2,707,479              2,647,875
                                                                                           ------------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $5,366,147            $  3,631,674
                                                                                           ==================     ===============



                      WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATION


                                                    FOR THE SIX MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                                            DECEMBER 31,                              DECEMBER 31,
                                                             (UNAUDITED)                                (UNAUDITED)
                                            -------------------------------------    --------------------------------------
                                                 1998                1997                 1998                 1997
                                                 ----                ----                 ----                 ----
Revenues:
   Sales                                       $ 12,272,649     $     4,116,507         $ 7,366,420       $ 2,219,913
   Refining                                       2,321,708             813,697           1,901,468           328,470
   Other                                             28,723              15,537              22,530              -
   Interest                                          31,331              12,124              27,151               661
                                            ----------------   ------------------    ---------------     ------------------

        Total revenues                           14,654,411            4,957,865          9,317,569          2,549,044
                                            ----------------   ------------------    ---------------     ------------------

Costs and expenses:
   Cost of sales                                 11,360,310            3,930,591          6,901,095          2,118,359
   Cost of refining                               1,908,515              618,235          1,766,544            186,427
   Selling, general and administrative            1,174,899              446,103            540,417            245,790
   Depreciation and amortization                     73,186               46,992             39,378             23,557
   Interest                                          69,923               11,942             33,715              8,748
                                            ----------------   ------------------    ---------------     ------------------

      Total costs and expenses                   14,586,833           5,053,863           9,281,149           2,582,881
                                            ----------------   ------------------    ---------------     ------------------

Income before income taxes                           67,578            (95,998)              36,420             (33,837)
Provision for income taxes                            7,974                  -                1,958              12,349
                                            ----------------   ------------------    ---------------     ------------------

Net income (loss)                                $   59,604     $    (95,998)             $  38,378            $(46,186)
                                            ================   ==================    ===============     ==================

Net income (loss) per share - basic               $    0.02    $     (0.05)               $    0.01               $(0.02)
Net income (loss) per share - diluted             $    0.02    $     (0.05)               $    0.01               $(0.02)

Average shares outstanding - basic                3,197,312        1,850,000              3,197,312            1,850,000
Average shares outstanding - diluted              3,522,312        1,850,000              3,522,312            1,850,000



                     WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
                               AND FOR THE YEAR ENDED JUNE 30, 1998

                                           COMMON STOCK               CAPITAL IN                                TOTAL
                                                                      EXCESS OF         ACCUMULATED         STOCKHOLDERS'
                                       SHARES           AMOUNT        PAR VALUE           DEFICIT               EQUITY


BALANCE, JULY 1, 1997             1,850,000            $ 1,850          98,150         $  (102,760)        $   (2,760)

COMMON STOCK ISSUED
   UPON MERGER WITH
   ROSECAP, INC.
   MARCH 31, 1998                   180,000                180           40,857                                 41,037

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MARCH 31, 1998                   814,503                815        2,015,224                              2,016,039

COMMON STOCK ISSUED
   UPON CONVERSION OF
   BRIDGEHOLDER LOANS
   MARCH 31, 1998                   233,333                233          699,767                                 700,000

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MAY 8, 1998                      119,476                119          317,881                                 318,000

NET LOSS FOR THE YEAR
   ENDED JUNE 30, 1998                                                                     (424,441)           (424,441)
                                  ---------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1998              3,197,312              3,197        3,171,879            (527,201)          2,647,875

NET INCOME FOR THE
   SIX MONTHS ENDED
   DECEMBER 31, 1998
   (UNAUDITED)                                                                                59,604              59,604
                                  ---------------------------------------------------------------------------------------------
BALANCE
   DECEMBER 31, 1998
   (UNAUDITED)                     3,197,312            $ 3,197       $3,171,879          $ (467,597)        $ 2,707,479
                                  =============================================================================================



                 WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE SIX MONTHS  ENDED
                                                                          DECEMBER 31,             DECEMBER 31,
                                                                            (UNAUDITED)              (UNAUDITED)
Operating activities:                                                        1998                       1997
                                                                             ----                       ----
     Net Income (loss)                                                   $ 59,604                  $ (95,998)

     Adjustments to reconcile net income (loss) to net cash
         used in operating activities net of assets and
         liabilities acquired in merger:
         Depreciation and amortization                                     73,186                    46,992

     Changes in assets and liabilities:
         Accounts receivable                                            (1,048,964)                  48,184
         Inventories                                                       835,565                 (428,916)
         Prepaid expenses                                               (1,219,145)                 (99,555)
         Deposits                                                           28,289                  (18,345)
         Notes Payable                                                                              552,188
         Due to customers                                                 181,457                  (132,378)
         Accounts payable and accrued expenses                            116,717                    74,097
                                                                        ---------------           ------------------
Net cash used in operating activities                                    (973,291)                 (53,731)
                                                                        ---------------           ------------------

Investing activities
         Property, plant and equipment                                   (320,631)                   79,228
                                                                        ---------------           ------------------

Financing activities
            Repayment of long term debt                                    (1,783)
            Note payable - accounts receivable financing                1,053,478
                                                                        ---------------           ------------------
                 Net cash from financing activities                     1,051,695
                                                                        ---------------           ------------------

Net decrease in  cash                                                   (242,227)                     25,497

Beginning Cash Balance                                                   877,520                      73,136
                                                                        ---------------           ------------------

Ending Cash Balance                                                    $ 635,293                  $   98,633
                                                                        ===============           ==================

Supplemental cash flow information:
         Cash paid for interest                                        $   69,923                   $   11,942
         Property, plant and land addition financed
         by long-term debt                                             $  325,000                   $      -



NOTE 1- GENERAL

The accompanying financial information should be read in conjunction with the audited financial statements including the notes thereto, as of and for the year ended June 30, 1998. The June 30, 1998 statements have been amended as of February 15, 1999 to show the accounting treatment for the merger of Westbury
Alloys, Inc. and Rosecap, Inc. as Westbury Alloys, Inc. being the acquirer rather than the Rosecap, Inc.

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

Title to the consigned gold and silver remains with the Consignor.  The value of consigned  gold and silver held by the Company is not included in the  Company's
Balance  Sheet.  On December  31, 1998 the Company held  $2,339,956  of precious metals under a consignment  agreement with Republic National Bank. The Company's
gold  and  silver   requirements  are  provided  from  a  combination  of  owned inventories,  precious  metals  which  have been  purchased  and sold for future delivery,  and gold and  silver  received  from  suppliers  and  customers  on a consignment basis.



NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE


Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common share such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:


                                                                               Six Months Ended
                                                                                   December 31,
                                                                          1998             1997

Net income (loss) (numerator for basic and diluted net income
   (loss) per common share)                                            $   59,604       $   (95,998)
                                                                       ----------       ------------

Weighted average common shares
   (denominator for basic net income (loss) per common share)          3,197,312         1,850,000

Effect of dilutive securities:
   Employee stock options                                                 325,000               0
                                                                       ----------       ------------

Weighted average common and potential common shares
   outstanding (denominator for diluted income (loss) per
   common share)                                                       3,522,312        1,850,000
                                                                       ---------        ---------

Net income (loss) per common share-Basic                               $     .02    $       (.05)
                                                                       -------------    -------------

Net income (loss) per common share-Diluted                             $      .02     $       (.05)
                                                                       -------------     -------------


Potential common shares are not included for the six months ended December 31, 1997 because they would be anti-dilutive.



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

Revenues

Revenues were $14,654,411 for the first six months of fiscal 1999 compared to $4,957,865 for the first six months of fiscal 1998. Net income for the same periods was $59,604 and $ (95,998) respectively. This increase is primarily a result of expanded operations outside of the refining services offered in the past.

Year 2000

Management believes that there is no impact to the Company as it relates to the Year 2000.

Liquidity, Capital Resources and Other Financial Data

The Company has been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Inventories are stated at market value. Consistent with other companies that refine and produce precious metal fabricated products, customers and suppliers on a consignment basis furnish some of the Company's gold and silver requirements. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's inventory and there is no related liability recorded.
At December 31, 1998 the Company held $2,339,956 of precious metal under a consignment agreement with Republic National Bank for which the Company is charged a consignment fee based on current rates. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold. The Company has entered into an agreement for the financing of its accounts receivable up to a maximum credit limit of $2,000,000.

Management believes that operations will continue to improve in the third quarter of fiscal 1999. Through manufacturing cost controls at West Tech, diversification in it's refining area and greater efficiencies in its catalyst operations higher profits are anticipated, although there can be no assurances that management will continue to be successful in its efforts.

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




Date:    February 22, 1999