Form 10KSB/A
period 1998-06-30
ROSECAP INC/NY
filed 1999-02-23
CIK 878722

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB/A

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

The significant factors relating to the loss incurred for the fiscal year ended June 30, 1998 were amortization and depreciation of $94,696 and the write-off of goodwill related to the acquisition of West Tech Inc. of $143,638.

In fiscal 1999 the portion of amortization attributable to intangibles is expected to be reduced from approximately $150,000 to approximately $30,000 due mainly to the write-off of acquired customer lists in 1998.


Additional staffing for executive, administrative and sales functions as well as significant start up costs for West Tech, Inc. and the catalyst operation accounted for the balance of the current year's loss.

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

Official Exhibit

Number          Description

[3](a)         Certificate of Incorporation, as amended.

[3](b)         By-Laws.

4              Form of Common Stock Certificate

10             Form of Employment Agreement with Mandel Sherman.

[27]   Financial Data Schedule

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

As discussed in Note 18 to the consolidated financial statements, the Company's management discovered subsequent to the issuance of the consolidated financial statements that the merger of Westbury Alloys Inc. and Rosecap, Inc. have been recorded with Westbury Alloys, Inc. as the acquirer. Accordingly, the accompanying consolidated financial statements have been restated, and an adjustment made to accumulated deficit to reflect the correction of that treatment.



CITRIN COOPERMAN & COMPANY, LLP

New York, New York September 18, 1998 except as to Note 18, which is as of February 15, 1999


                                 WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                             JUNE 30, 1998 AND 1997

                                                                                1998                   1997
                                                                           ---------------        ---------------
                                                     ASSETS

CURRENT ASSETS:
  Cash                                                                          $ 877,520               $ 73,136
  Accounts receivable                                                             788,749                 77,590
  Inventory                                                                       835,565                720,948
  Due from affiliates                                                                                     81,445
  Prepaid expenses and other current assets                                       348,795                624,887
                                                                           ---------------        ---------------
Total Current Assets                                                            2,850,629              1,578,006
                                                                           ---------------        ---------------


PROPERY PLANT AND EQUIPMENT:
  Property and equipment                                                          599,843                425,448
  Accumulated depreciation and amortization                                      (162,695)               (78,239)
                                                                           ---------------        ---------------
Net Property Plant and Equipment                                                  437,148                347,209
                                                                           ---------------        ---------------

OTHER ASSETS:
  Goodwill - net of accumulated amortization of $70,480
   and $60,240 respectively                                                       230,720                240,960
  Deposits                                                                        113,177                 21,063
                                                                           ---------------        ---------------
Total Other Assets                                                                343,897                262,023
                                                                           ---------------        ---------------

TOTAL ASSETS                                                                   $3,631,674             $2,187,238
                                                                           ===============        ===============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Loans payable                                                             $                          $ 973,046
  Current portion of long-term debt                                                                      553,906
  Due to customers                                                                455,553                439,703
  Accounts payable and accrued expenses                                           528,246                208,266
                                                                           ---------------        ---------------
Total Current Liabilities                                                         983,799              2,174,921
                                                                           ---------------        ---------------

Long-term debt-net of current portion                                                                     15,077
                                                                           ---------------        ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common  stock  $.001 par  value;  Authorized  50,000,000  shares;  issued  and outstanding 3,197,312 shares and 1,850,000 shares
  at June 30, 1998 and 1997, respectively                                           3,197                  1,850
  Capital in excess of par value                                                3,171,879                 98,150
  Accumulated deficit                                                            (527,201)              (102,760)
                                                                           ---------------        ---------------
Total Stockholders' Equity (Deficit)                                            2,647,875                 (2,760)
                                                                           ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $3,631,674             $2,187,238
                                                                           ===============        ===============




                          See accompanying notes to consolidated financial statements.
                                                      F-2

                                   WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                                                  1998                    1997
                                                                             ---------------          --------------
Revenues:
  Sales                                                                          $1,425,315            $
  Refining fees                                                                   1,874,829               1,540,479
  Other income                                                                       22,188
                                                                             ---------------          --------------

     Total revenues                                                               3,322,332               1,540,479
                                                                             ---------------          --------------

Cost and expenses:
  Cost of sales                                                                   1,335,607
  Cost of refining                                                                  807,221                 703,853
  Selling, general and administrative                                             1,377,159                 735,235
  Depreciation and amortization                                                      94,696                 138,479
  Interest                                                                          132,090                  56,654
                                                                             ---------------          --------------

     Total costs and expenses                                                     3,746,773               1,634,221
                                                                             ---------------          --------------

Loss before provision for income taxes                                             (424,441)                (93,742)
Provision for income taxes                                                                                    9,018
                                                                             ---------------          --------------

Net loss                                                                          $(424,441)             $ (102,760)
                                                                             ===============          ==============

Net loss per share - basic                                                           $ (.20)                 $ (.06)
Net loss per share - diluted                                                         $ (.20)                 $ (.06)

Average shares outstanding - basic                                                2,173,139               1,850,000
Average shares outstanding - diluted                                              2,173,139               1,850,000



                           See accompanying notes to consolidated financial statements.

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                                    Common Stock               Capital in                             Total
                                                                               excess of        Accumulated       Stockholders'
                                             Shares            Amount          par value          Deficit             Equity


Balance, July 1, 1996                          1,850,000          $ 1,850          $ 98,150     $                       $ 100,000

Net loss for the year ended
  June 30, 1997                                                                                      (102,760)           (102,760)
                                         ----------------   --------------   ---------------   ---------------   -----------------

Balance, June 30, 1997                         1,850,000            1,850            98,150          (102,760)             (2,760)

Common stock issued upon merger with Rosecap, Inc.
  March 31, 1998                                 180,000              180            40,857                                41,037

Common stock issued
  in private placement
  March 31, 1998                                 814,503              815         2,015,224                             2,016,039

Common stock issued
  upon conversion of
  bridgeholder loans
  March 31, 1998                                 233,333              233           699,767                               700,000

Common stock issued
  in private placement
  May 8, 1998                                    119,476              119           317,881                               318,000

Net loss for the year
  ended June 30, 1998                                                                                (424,441)           (424,441)
                                         ----------------   --------------   ---------------   ---------------   -----------------

Balance, June 30, 1998                         3,197,312          $ 3,197        $3,171,879         $(527,201)         $2,647,875
                                         ================   ==============   ===============   ===============   =================


                                  See   accompanying   notes   to   consolidated
financial statements.
                                       F-4


                                    WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED JUNE 30, 1998 AND 1997





                                                                                      1998                 1997
                                                                                ------------------   -----------------

Operating activities:
       Net loss                                                                        $ (424,441)         $ (102,760)
       Adjustments to reconcile net loss to net cash
         used by operating activities:

       Depreciation and amortization                                                       94,696             138,479
       Changes in assets and liabilities:
         Inventory                                                                       (114,617)           (720,948)
         Accounts receivable                                                             (711,159)            (77,590)
         Due from affiliates                                                               81,445             (81,445)
         Prepaid expenses and other current assets                                        276,092            (361,841)
         Deposits                                                                         (92,114)            (21,063)
         Due to customers                                                                  15,850             439,703
         Accrued expenses                                                                 319,599             208,266
                                                                                ------------------   -----------------
       Net cash used by operating activities                                             (554,649)           (579,199)
                                                                                ------------------   -----------------

Investing activities:
       Equipment additions                                                               (174,395)            (55,046)
       Loans to customers                                                                                    (163,046)
       Payments of organization costs                                                                          (1,200)
                                                                                ------------------   -----------------
       Net cash used by investing activities                                             (174,395)           (219,292)
                                                                                ------------------   -----------------

Financing activities:
       Issuance of common stock                                                         2,334,039
       Repayment of loans payable                                                        (973,046)
       Proceeds of Bridge financing                                                       700,000
       Repayment of long-term debt                                                       (568,983)
       Note payable                                                                                          (101,419)
       Loans payable                                                                                          973,046
                                                                                ------------------   -----------------
       Net cash provided by financing activities                                        1,492,010             871,627
                                                                                ------------------   -----------------

Net increase in cash                                                                      762,966              73,136

Cash from merged subsidiary                                                                41,418

Cash - beginning                                                                           73,136
                                                                                ------------------   -----------------

CASH - ENDING                                                                           $ 877,520            $ 73,136
                                                                                ==================   =================


                            See  accompanying  notes to  consolidated  financial
statements.

                                                         F-5

                                  WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                               NOTES TO FINANCIAL STAEMENTS
                                                  JUNE 30, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


On June 18, 1998, the Company name was changed from Rosecap, Inc. to Westbury Metals Group, Inc. ("WMG"). On March 31, 1998 the Company entered into a merger between Westbury Acquisition Corp. ("WAC"), a wholly owned subsidiary of the Company, and Westbury Alloys, Inc., ("Westbury") a Delaware Corporation, the surviving entity. At June 30, 1997 Westbury was a Limited Liability Company. The merger is a reverse merger whereby the principals of Westbury became the principals and the largest shareholders of the Company. The Company commenced operating the business of Westbury after the consummation of the merger. Prior to the merger, the Company, which was incorporated in 1990, had not conducted any operations and reported as a development stage enterprise.

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

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the operations of WMG for the period from April 1, 1998 through June 30, 1998 and the operations of Westbury, Alloy and West Tech, from July 1, 1997 through June 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PROPERTY,  PLANT AND EQUIPMENT
     Property, plant and equipment is stated at cost and depreciated using straight-line methods over the estimated usefullives of the assets ranging from 5 years to 39 years.

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

NOTE 4 - INVENTORIES

     Inventories are stated at current market value. Consistent with other companies that refine and produce precious metal fabricated products, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's Balance Sheet. At June 30, 1998 and 1997 the Company held $2,345,300 and $1,580,421 under consignment agreements with Republic National Bank at June 30, 1998 and Republic National Bank and A-Mark Precious Metals Inc. at June 30, 1997. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at June 30, 1998 and 1997 substantially consist of a value added tax credit from the Peruvian government of $245,847 and $194,712, respectively, and of payments in advance of Peruvian income tax of $56,886 and $47,550, respectively. Alloy may request the reimbursement of the value added tax credit to the local tax administration and is entitled to also receive reimbursement of the payments in advance of income taxes.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at consists of the following:

                                                 1998            1997
          Machinery and equipment              $487,777       $362,840
          Furniture and fixtures                 54,135         32,914
          Leasehold improvements                 31,646          7,454
          Vehicles                               26,285         22,240
                                               -----------    --------------

          Less accumulated depreciation
           and amortization                     162,695         78,239
                                              ===========    ==============
          Property, plant and equipment - net  $437,148       $347,209
                                              ===========    ==============

NOTE 7 - DUE FROM AFFILIATES

     As of June 30, 1997, an affiliate of the Company through common management and ownership was indebted to the Company in the amount of $11,902. The receivable, represents a reimbursement of certain expenses which were paid by the Company, does not bear interest and is payable on demand.

     In addition, the Company loaned $69,543 to a trust whose trustees consist of the owners of one of the members of the Company. The loan, which does not bear interest, was repaid subsequent to June 30, 1997.

NOTE 8 - LOANS PAYABLE

     The Company has entered into an agreement with Republic National Bank at June 30, 1998 and at June 30, 1997 with both Republic National Bank and A-Mark Precious Metals Inc. to provide the Company with the gold used in production through consignment arrangements. At June 30, 1998 and 1997, the Company included in its inventory 7,915 and 2,569 troy ounces respectively of fine gold on consignment having market values of $2,345,300 and $1,580,421 respectively (see Note 4). The maximum amount of consigned gold available is limited to the amount guaranteed by letters of credit provided by a third party consignee, presently $2,600,000.

     The Company has incurred consignment fees in the amount of $22,518 and $35,489 on the above loans for the years ended June 30, 1998 and 1997

     In addition, loans to the Company at June 30,1997 consisted of the following:

     A) Loan payable to Wingate Financial Associates, LLC ("Wingate") in the amount of $703,046 is due on demand and bears interest at the rate of 8% per annum. The president of Westbury is also the manager of Wingate. In addition, other members of Westbury are also members of Wingate. Interest expense on this loan for the year was $8,500. In addition, other members of Westbury are also members of Elmgrove. This loan was repaid in July and August 1997.

     B) Loan payable to Elmgrove Assoc. II, L.P., ("Elmgrove") in the amount of $200,000 is due on demand and bears interest at the rate of 8% per annum. The president of Westbury is also the president of the general partner of Elmgrove. Interest expense for the year was $19,080 on this loan. This loan was repaid in July 1997.

     C) Loan payable to Stacie Greene in the amount of $70,000 is due on demand and bears interest at the rate of 6% per annum, payable on a quarterly basis. The loan was repaid in August 1997. Interest for the year was waived.

NOTE 9 - LONG-TERM DEBT

Long-term debt as of June 30, 1997 is summarized as follows:

A)       Lexus Financial Services  $  18,983
B)       Stacie Greene               500,000
C)       Lawrence Raskin              50,000
                                     568,983
                                     553,906
                                  $   15,077

Long-term debt as of June 30, 1997 consists of the following:

     A) The Company entered into a loan with Lexus Financial Services for an automobile due in 48 monthly installments of $522 including interest at the rate of 10.25% per annum. This loan is secured by the automobile, having a net book value of $17,792, which has been pledged as collateral.

     B) Note payable to Stacie Greene which is due on demand after July 31, 1997 and requires payments of interest at the rate of 6% on a monthly basis. The note may be prepaid, in whole at any time, or in part from time to time, without penalty. Stacie Greene is the sole member of a limited liability company which owns 45 percent of the Company. This note is secured by all assets of the Company. Interest expense for the year was $28,750 on this note.

     C) Note payable to Lawrence Raskin has a final payment of $50,000 due on July 31, 1997. The note does not bear interest.

NOTE 10 - INCOME TAXES

     The Company's net deferred tax asset as of June 30, 1998 and 1997 is estimated as follows:

Deferred tax assets:                                  1998               1997
         Net operating loss carryforward           $140,000           $40,000

Deferred tax liability:
         Amortization of goodwill                     4,000            16,000
                                             ---------------     --------------

Net deferred tax asset                              144,000            56,000
Valuation allowance                                 144,000            56,000
                                              ---------------     --------------

Net deferred taxes                            $           0       $         0
                                              ---------------     --------------


     A valuation allowance for 1998 and 1997 has been applied to offset the deferred tax asset in recognition of the uncertainty that such tax benefits will be realized.

     At  June  30,  1998,   the  Company  has  available   net  operating   loss
     carryforwards for federal and state income tax purposes of approximately $350,000, which are available to offset future taxable income, if any. These carryforwards expire beginning in 2012.

     The provision for income tax represents the Peruvian tax on the income of Alloy. Income tax has been computed on the basis of taxable income adjusted by inflation (a fixed rate of 30%).

NOTE 11 -STOCKHOLDERS' EQUITY

     The Company issued 1,850,000 shares of its common stock in exchange for all of the outstanding shares of Westbury Alloys, Inc. This merger was accounted for as a purchase. The value attributed to the shares was $100,000, which was the value of all of the outstanding shares on the books of Westbury Alloys, Inc. The financial statements reflect that the 1,850,000 were issued for all periods presented.

     The Company entered into an agreement whereby it issued shares of its common stock through a private placement memorandum. The proceeds of the offering, net of expenses, was $2,334,039, from the issuance of 1,167,312 shares of common stock. In October, November and December 1997 the Company obtained Bridge Financing of $700,000. A substantial portion of the proceeds was used to repay the long-term debt of $500,000 due to Stacie Greene. Included in the issued shares are 233,333 shares issued to certain investors who had provided the bridge financing to Westbury and converted their loans to equity at the same offering price of $3.00 per share. These noteholders also received warrants to purchase 700,000 shares of common stock of the Company at $2.25 per share. The warrants expire on March 31, 2000.

NOTE 12 - STOCK OPTION PLAN

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

NOTE 13 - COMMITMENTS

     EMPLOYMENT AGREEMENT The Company's chief executive officer has an employment agreement expiring December 31, 2000. Under the agreement he receives $175,000 annually plus 10% of the annual pretax profits of the Company in excess of $500,000 to a maximum bonus of $175,000 per year.

                                  WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                               NOTES TO FINANCIAL STAEMENTS
                                                  JUNE 30, 1998 AND 1997

NOTE 13 - COMMITMENTS (CONTINUED)

LEASE COMMITMENT
Effective July 22, 1996 the Company entered into a seven-year lease, expiring July 31, 2003, for the premises known as 750 Shames Drive, Westbury, New York, which approximates 10,200 square feet. The annual rental in the initial year of the lease is $7.50 per square foot, plus escalation's for real estate taxes.

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

Future minimum lease payments are as follows:
                                                 For the year ending June 30,
                                             1999                    $82,416
                                             2000                     84,762
                                             2001                     85,884
                                             2002                     89,556
                                             2003                     92,004
                                                               ==============
                                                                   $ 434,622
                                                               ==============


Rent expense for the years ended June 30, 1998 and 1997 was $91,624 and $72,181, respectively.

CONSULTING SERVICES
Effective July 22, 1996, the Company entered into a five year consulting agreement with Lawrence Raskin. Under the agreement, the Company will pay Lawrence Raskin $10,000 annually for a total fee of $50,000 plus certain expenses.

LETTERS OF CREDIT
An affiliate of the Company has entered into letter of credit arrangements with an unrelated third party to provide letters of credit in the amount of $2,600,000 to guarantee the debt to Republic National Bank. During the current fiscal year the Company paid fees of $21,807 for these letters of credit.

NOTE 14 - STOCK BASED COMPENSATION

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

Net loss:                                   Net loss per share:
         As reported        $(424,441)               As reported         $(.20)
         Pro forma          $(502,694)               Pro forma           $(.23)

Pro forma net loss reflects only options granted during the year ended June 30, 1998. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 4 years. No stock options were granted during the year ended June 30, 1997.

NOTE 15 - SUBSEQUENT EVENTS

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

NOTE 16 - RELATED PARTY TRANSACTIONS

An officer of the Company is affiliated with a legal firm which provided services to the Company in 1998. Fees earned by such affiliate were $67,641.

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    1998                1997
Cash paid during the year for:
Interest expense                                  $164,454          $   24,290

Noncash investing and financing activity:
A  loan  obligation  was  incurred  when  the
Company  financed  the purchase of its automobile.                  $   20,402

Various not obligations  were incurred when the
Company  financed the purchase of equipment and goodwill.           $  550,000

NOTE 18 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance on September 18, 1998 of the consolidated financial statements as of and for the year ended June 30, 1998, the Company's management discovered that the merger of Westbury Alloys Inc. and Rosecap, Inc., treating Rosecap, Inc. as the acquirer whereas, under interpretations of reverse acquisitions it seems more appropriate to show the accounting treatment for the merger with Westbury Alloys, Inc. as the acquirer. Accordingly, the accompanying consolidated financial statements have been restated to correct this treatment, resulting in the reduction of goodwill by $416,496, reduction of capital in excess of par value by $1,292 and an increase in the accumulated deficit by $415,204.

                                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Westbury Metals Group, Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: February 23, 1999

                          WESTBURY METALS GROUP, INC.


                          By: _______________________
                              Mandel Sherman,President


       Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                       Titles                               Date


_______________      President, Chief Executive              February 23, 1999
Mandel Sherman       Officer and Director



___________________  Director                                February 23, 1999
Michael A. O'Hanlon


___________________  Director                                February 23, 1999
Michael Riess



___________________  Chief Financial Officer                 February 23, 1999
David Nadler