Form 10QSB/A
period 1998-09-30
ROSECAP INC/NY
filed 1999-02-23
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D. C.  20549

                                                    FORM 10-QSB/A

                           QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                            Commission file
September 30, 1998                               Number 33-42408-NY

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
                                              CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                    SEPTEMBER 30,             JUNE 30,
                                                                                       1998                   1998
                                                   ASSETS

CURRENT ASSETS:
   Cash                                                                             $   170,454           $ 877,520
   Accounts receivable                                                                1,429,971             788,749
   Inventory                                                                                                835,565
                                                                                        306,396
   Prepaid expenses and other current assets                                          1,238,162             348,795
                                                                           ---------------------     ---------------
Total Current Assets                                                                  3,144,983           2,850,629
                                                                           ---------------------     ---------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                      1,164,113             599,843
   Less: accumulated depreciation and amortization                                     (194,003)           (162,695)
                                                                           ---------------------     ---------------
Property, Plant and Equipment - net                                                     970,110             437,148
                                                                           ---------------------     ---------------
OTHER ASSETS:
   Goodwill - net of accumulated amortization                                           228,220             230,720
   Deposits                                                                              81,888             113,177
                                                                           ---------------------     ---------------
Total other assets                                                                      310,108             343,897
                                                                           ---------------------     ---------------
TOTAL ASSETS                                                                       $  4,425,201          $3,631,674
                                                                           =====================     ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to customers                                                                 $   566,792           $ 455,553
   Accounts payable and accrued expenses                                                860,393             528,246
   Current portion of mortgage payable                                                   11,092
                                                                           ---------------------     ---------------
Total Current Liabilities                                                             1,438,277             983,799

Mortgage payable, non-current portion
                                                                                        313,908
                                                                           ---------------------     ---------------
TOTAL LIABILITIES                                                                     1,752,185             983,799
                                                                           ---------------------     ---------------

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value; Authorized 50,000,000
   shares; issued and outstanding 3,197,312 shares
                                                                                          3,197               3,197
   Capital in excess of par value                                                     3,171,879           3,171,879
   Accumulated deficit                                                                 (502,060)           (527,201)
                                                                           ---------------------     ---------------
Total Stockholders' Equity                                                            2,673,016           2,647,875
                                                                           ---------------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  4,425,201          $3,631,674
                                                                           =====================     ===============



                               WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                        (UNAUDITED)
                                                                                              1998               1997
                                                                                              ----               ----
Revenues:
   Sales                                                                                    $  4,906,229     $ 2,219,913
   Refining                                                                                      420,240         328,470
   Other                                                                                           6,193
   Interest                                                                                        4,180             661
                                                                                      ----------------------   ------------------
        Total revenues                                                                          5,336,842      2,549,044
                                                                                      ----------------------   ------------------
Costs and expenses:
   Cost of sales                                                                                 4,459,215    2,118,358
   Cost of refining                                                                                 141,971    186,427
   Selling, general and administrative                                                              634,482    245,373
   Depreciation and amortization                                                                     33,808    23,974
   Interest                                                                                          36,208    8,748
                                                                                     -------------------------------------------
      Total costs and expenses
                                                                                                  5,305,684    2,582,880
                                                                                      -------------------------------------------

Income before income taxes                                                                           31,158    (33,836)
Provision for income taxes                                                                            6,017     12,349
                                                                                      -------------------------------------------

Net income (loss)                                                                                 $   25,141    (46,185)
                                                                                      ===========================================

Net income (loss) per share - basic                                                             $      0.01     $ (0.02)
Net income (loss) per share - diluted                                                           $      0.01     $ (0.02)

Average shares outstanding - basic                                                                3,197,312    1,850,000
Average shares outstanding - diluted                                                              3,522,312    1,850,000



                     WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
               CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                               AND FOR THE YEAR ENDED JUNE 30, 1998

                                              COMMON STOCK                CAPITAL IN                                  TOTAL
                                                                           EXCESS OF          ACCUMULATED         STOCKHOLDERS'
                                         SHARES           AMOUNT           PAR VALUE            DEFICIT              EQUITY


BALANCE, JULY 1, 1997                    1,850,000     $    1,850       $    98,150       $     (102,760)       $  (2,760)

COMMON STOCK ISSUED
   UPON MERGER WITH
   ROSECAP, INC.
   MARCH 31, 1998                          180,000            180            40,857                                  41,037

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MARCH 31, 1998                          814,503             815         2,015,224                                 2,016,039

COMMON STOCK ISSUED
   UPON CONVERSION OF
   BRIDGEHOLDER LOANS
   MARCH 31, 1998                          233,333             233           699,767                                   700,000

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MAY 8, 1998                             119,476             119           317,881                                   318,000

NET LOSS FOR THE YEAR
   ENDED JUNE 30, 1998                                                                                (424,441)        (424,441)
                                     ----------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1998                    3,197,312             3,197         3,171,879              (527,201)          2,647,875

NET INCOME FOR THE
   THREE MONTHS ENDED
   SEPTEMBER 30, 1998                                                                                  25,141             25,141
                                     ----------------------------------------------------------------------------------------------
BALANCE
 SEPTEMBER 30, 1998
   (UNAUDITED)                             3,197,312        $    3,197      $  3,171,879        $     (502,060)       $ 2,673,016
                                     ==============================================================================================



                      WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                       (UNAUDITED)
Operating activities:                                                                         1998                    1997
                                                                                              ----                    ----
     Net Income (loss)                                                                      $  25,141                $ (46,185)

     Adjustments to  reconcile  net income  (loss) to net cash used in operating activities net of assets and liabilities acquired in merger:
              Depreciation and amortization                                                    33,808                 23,974

     Changes in assets and liabilities:
              Accounts receivable                                                       (641,223)
              Inventories                                                               529,169                (140,391)
              Prepaid expenses                                                          (889,366)              60,146
              Deposits                                                                  31,289                 (12,200)
              Due to customers                                                          111,239                (207,197)
              Accounts payable and accrued expenses                                     332,147
                                                                                        ------------------     -------------------

Net cash from (used in) operating activities                                            (467,796)

Investing activities
              Property, plant and equipment                                             (239,270)              (8,813)
                                                                                        ------------------     -------------------

Net increase  (decrease) in  cash                                                       (707,066)              217,501

Beginning Cash Balance                                                                  877,520                73,136
                                                                                        ------------------     -------------------

Ending Cash Balance                                                                   $ 170,454              $ 290,637
                                                                                        ==================     ===================

Supplemental cash flow information:
              Cash paid for interest                                                   $  36,208              $  8,748
              Property financed by long-term debt                                      $ 325,000


NOTE 1- GENERAL

The accompanying amended financial information should be read in conjunction with the amended audited financial statements including the notes thereto, as of and for the year ended June 30, 1998. The June 30, 1998 statements have been amended as of February 15, 1999 to show the accounting treatment for the merger of Westbury Alloys, Inc. and Rosecap, Inc. as Westbury Alloys, Inc. being the acquirer rather than Rosecap, Inc..

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



NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE


Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common share such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:


                                                                       Three Months Ended
                                                                              September 30,
                                                                          1998             1997

Net income (loss) (numerator for basic and diluted net income
   (loss) per common share)                                            $  25,141        $ (46,185)
                                                                       ---------        ----------

Weighted average common shares
   (denominator for basic net income (loss) per common share)          3,197,312        1,850,000

Effect of dilutive securities:
   Employee stock options                                                 325,000               0
                                                                       ----------       ------------

Weighted average common and potential common shares
   outstanding (denominator for diluted income (loss) per
   common share)                                                       3,522,312        1,850,000
                                                                       ---------        ---------

Net income (loss) per common share-Basic                               $     .01     $      (.02)
                                                                       -------------    ------------

Net income (loss) per common share-Diluted                             $      .01     $      (.02)
                                                                       -------------     ------------


     Potential  common shares are not included for the quarter  ended  September
     30, 1997 because they would be anti-dilutive.

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

Revenues

Revenues were $5,336,842 for the first quarter of fiscal 1999 compared to $2,549,044 for the first quarter of fiscal 1998. Net income for the same periods was $25,141 and $ (46,185) respectively. This increase is primarily a result of expanded operations outside of the refining services offered in the past.

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

Management believes that operations are continuing to improve in the second quarter of fiscal 1999 through manufacturing cost controls at West Tech, and greater efficiencies in its catalyst operations. There can be no assurances that management will continue to be successful in its efforts.




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




Date:    February 22, 1998