Form 10QSB
period 1999-03-31
ROSECAP INC/NY
filed 1999-05-17
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D. C.  20549

                                                    FORM 10-QSB

                           QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                       Commission file
March 31, 1999                              Number 33-42408-NY

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

APPLICABLE ONLY TO CORPORATE ISSUERS
There were 3,077,836 shares of the registrant's common stock outstanding as of March 31, 1999.

                                            WESTBURY METALS GROUP, INC.

                                                    FORM 10-QSB

                                       For the Quarter Ended March 31, 1999

                                                 TABLE OF CONTENTS





                                          PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                        Page

         Consolidated  Balance  Sheets  as  of  March  31,  1999  and  June  30,
         1998...................                                                   ..................1
         Consolidated  Statements of
         Operations for the nine months and three months
               March 31, 1999 and 1998..............................................................2
         Consolidated  Statements  of  Stockholders'  Equity for the nine months
         ended    March    31,    1999   and   the   year    ended    June   30,
         1998...................................................................................    3
         Consolidated  Statements  of Cash Flows for the nine months ended March
         31,  1999  and   1998....                                                      .......     4
         Notes  to  Consolidated   Financial
         Statements.....................................................................          5-6


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS....................................................................7


ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K...........................................................9


                           PART II - OTHER INFORMATION

SIGNATURES............... ........................................................................10






                                  WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                MARCH 31,               JUNE 30,
                                                                                   1999                   1998
                                                   ASSETS

CURRENT ASSETS:
   Cash                                                                           $     368,638           $ 877,520
   Accounts receivable
                                                                                      2,287,764             788,749
   Inventory
                                                                                      1,257,329             835,565
   Prepaid expenses and other current assets
                                                                                        918,597             348,795
                                                                           ---------------------     ---------------
              Total Current Assets
                                                                                      4,832,328           2,850,629
                                                                           ---------------------     ---------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment
                                                                                      1,425,286             599,843
   Less: accumulated depreciation and amortization
                                                                                      (269,685)           (162,695)
                                                                           ---------------------
              Property, Plant and Equipment - net
                                                                                      1,155,601             437,148
                                                                           ---------------------     ---------------

OTHER ASSETS:
   Goodwill - net of accumulated amortization
                                                                                        228,040             230,720
   Deposits
                                                                                        105,375             113,177
                                                                         ---------------------     ---------------
              Total other assets
                                                                                        333,415             343,897
                                                                           ---------------------     ---------------

TOTAL ASSETS                                                                     $    6,321,344          $3,631,674
                                                                           =====================     ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes Payable                                                                 $    1,424,703             $     -
   Due to customers
                                                                                      1,377,930             455,553
   Accounts payable and accrued expenses
                                                                                        454,226             528,246
   Current portion of mortgage payable
                                                                                         11,092
                                                                           ---------------------     ---------------
Total Current Liabilities
                                                                                      3,267,951             983,799
Mortgage payable, non-current portion
                                                                                        309,402
                                                                           ---------------------     ---------------
TOTAL LIABILITIES
                                                                                      3,577,353             983,799
                                                                           ---------------------     ---------------

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value; Authorized 50,000,000
   shares; issued and outstanding 3,197,312 shares
                                                                                          3,197               3,197
   Capital in excess of par value
                                                                                      3,171,879           3,171,879
   Accumulated deficit
                                                                                      (431,085)           (527,201)

Total Stockholders' Equity
                                                                                      2,743,991           2,647,875
                                                                           ---------------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    6,321,344          $3,631,674
                                                                           =====================     ===============


                     WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE NINE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                              MARCH 31,                                   MARCH 31,
                                                           (UNAUDITED)                                 (UNAUDITED)
                                          --------------------------------------    ------------------------------------------
                                               1999                 1998                  1999                   1998
                                               ----                 ----                  ----                   ----
Revenues:
   Sales                                     $ 22,532,534              $      -          $ 10,259,885               $       -
   Refining
                                                3,713,695             1,322,378             1,391,987                 797,535
   Other
                                                   71,741               119,421                11,687                  46,628
                                          ----------------    ------------------    ------------------    --------------------

        Total revenues
                                               26,289,467             1,441,799            11,663,559                 844,163
                                          ----------------    ------------------    ------------------    --------------------

Costs and expenses:
   Cost of sales
                                               21,347,007                     -             9,986,697                       -
   Cost of refining
                                                2,747,284               543,224               838,769                 278,807
   Selling, general and administrative
                                                1,843,195               818,230               662,759                 563,803
   Depreciation and amortization
                                                  116,261               210,545                48,612                 151,672
   Interest
                                                  124,071               153,786                54,148                  38,190
                                          ----------------    ------------------    ------------------    --------------------

      Total costs and expenses                                        1,725,785
                                               26,177,818                                  11,590,985               1,032,472
                                          ----------------    ------------------    ------------------    --------------------

Income before income taxes
                                                  140,152             (283,986)                72,574               (188,309)
Provision for income taxes
                                                   44,036                19,657                36,062                  19,657
                                          ----------------    ------------------    ------------------    --------------------

Net income (loss)                              $   96,116
                                                                      (303,643)                36,512               (207,966)
                                          ================    ==================    ==================    ====================

Net income (loss) per share - basic             $    0.03           $    (0.16)           $      0.01            $     (0.11)
Net income (loss) per share - diluted           $    0.03           $    (0.16)           $      0.01            $     (0.11)

Average shares outstanding - basic
                                                3,197,312             1,850,000             3,197,312               1,850,000
Average shares outstanding - diluted
                                                3,522,312             1,850,000             3,522,312               1,850,000





                     WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                               STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                               AND FOR THE YEAR ENDED JUNE 30, 1998

                                          COMMON STOCK              CAPITAL IN                               TOTAL
                                                                     EXCESS OF        ACCUMULATED        STOCKHOLDERS'
                                      SHARES          AMOUNT         PAR VALUE          DEFICIT              EQUITY


BALANCE, JULY 1, 1997                                  $   1,850       $    98,150     $   (102,760)         $      (2,760)
                                        1,850,000

COMMON STOCK ISSUED
   UPON MERGER WITH
   ROSECAP, INC.
   MARCH 31, 1998
                                          180,000            180            40,857                                   41,037

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MARCH 31, 1998
                                          814,503            815         2,015,224                                2,016,039

COMMON STOCK ISSUED
   UPON CONVERSION OF
   BRIDGEHOLDER LOANS
   MARCH 31, 1998
                                          233,333            233           699,767                                  700,000

COMMON STOCK ISSUED
   IN PRIVATE PLACEMENT
   MAY 8, 1998
                                          119,476            119           317,881                                  318,000

NET LOSS FOR THE YEAR
   ENDED JUNE 30, 1998
                                                                                           (424,441)              (424,441)
                                 -------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1998
                                        3,197,312          3,197         3,171,879         (527,201)              2,647,875

NET INCOME FOR THE
   NINE MONTHS ENDED
   MARCH 31, 1999
   (UNAUDITED)
                                                                                              96,116                 96,116
                                 -------------------------------------------------------------------------------------------
BALANCE
   MARCH 31, 1999
   (UNAUDITED)                                         $   3,197      $  3,171,879     $   (431,085)         $    2,743,991
                                        3,197,312
                                 ===========================================================================================





              WESTBURY METALS GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                        MARCH 31,               MARCH 31,
                                                                          1999                    1998
                                                                          ----                    ----
Operating activities:
     Net Income (loss)                                                    $   96,116            $  (303,643)

     Adjustments to reconcile net income (loss) to net cash
      Used in operating activities net of assets and
      Liabilities acquired in merger:
      Depreciation and amortization
                                                                             109,670                  70,799

     Changes in assets and liabilities:
      Accounts receivable
                                                                         (1,499,015)                (49,577)
      Inventories
                                                                           (421,764)                 720,948
      Due from Affiliates
                                                                                   -                  81,445
      Prepaid expenses
                                                                           (569,802)                (72,557)
      Deposits
                                                                               7,802                (16,145)
      Notes Payable
                                                                             474,328                       -
      Due to customers
                                                                             922,377                 205,469
      Accounts payable and accrued expenses
                                                                            (74,020)                 418,314
                                                                     ----------------       -----------------

        Net cash used in operating activities
                                                                           (954,308)               1,055,053
                                                                     ----------------       -----------------

Investing activities
      Property, plant and equipment
                                                                           (500,443)                (75,883)
                                                                     ----------------       -----------------
      Net cash used  by investing activities                                                        (75,883)
                                                                           (500,443)
                                                                     ----------------       -----------------

Financing Activities
      Issuance of common stock
                                                                                                   2,016,039
      Stock subscription receivable
                                                                                                   (100,000)
      Bridge financing
                                                                                                     700,000
      Repayment of long term debt.
                                                                             (4,506)               (568,983)
      Notes payable - accounts receivable financing
                                                                             950,375               (973,046)
                                                                     ----------------       -----------------
      Net cash provided by financing activities
                                                                             945,869               1,074,010
                                                                     ----------------       -----------------

Cash from merged subsidiary
                                                                                   -                  41,418

Net Increase (decrease) in cash
                                                                           (508,882)               2,094,598

Beginning cash balance
                                                                             877,520                  73,136
                                                                     ----------------       -----------------

Ending Cash Balance                                                       $  368,638             $ 2,167,734
                                                                     ================       =================

                                                                                   -
Supplemental cash flow information:
      Cash paid for interest                                              $  124,071                $      -
      Property, plant and land addition financed
      by long-term debt                                                   $  325,000                $      -



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

Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's
Balance Sheet. On March 31, 1999 the Company held $2,426,921 of precious metals under a consignment agreement with Republic National Bank. The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.








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


                                                                              Nine Months Ended
                                                                                   March 31,
                                                                          1999
1998

Net income (loss) (numerator for basic and diluted net income
   (loss) per common share)                                            $   96,116       $ (303,643)
                                                                       ----------       -----------

Weighted average common shares
   (denominator for basic net income (loss) per common share)          3,197,312         1,850,000

Effect of dilutive securities:
   Employee stock options                                                 325,000               0    .
                                                                       ----------       --------------------------

Weighted average common and potential common shares
   outstanding (denominator for diluted income (loss) per
   common share)                                                       3,522,312        1,850,000
                                                                       ---------        ---------

Net income (loss) per common share-Basic                               $         .03    $       (.05)
                                                                       -------------    -------------

Net income (loss) per common share-Diluted                             $         .03     $       (.05)
                                                                       -------------     -------------


Potential common shares are not included for the nine months ended March 31, 1998 because they would be anti-dilutive.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Other Financial Data

The Company has been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Inventories are stated at market value. Consistent with other companies that refine and produce precious metal fabricated products, customers and suppliers on a consignment basis furnish some of the Company's gold and silver requirements. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At March 31, 1999 the Company held $2,426,921 of precious metal under a consignment agreement with Republic National Bank for which the Company is charged a consignment fee based on current rates. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold. The Company has entered into an agreement for the financing of its accounts receivable up to a maximum credit limit of $2,000,000.

Management has entered into an agreement to purchase the assets and business of Reliable Corporation of Waterbury, CT.. Closing of this acquisition is expected by July 1, 1999. Reliable Corporation is a major manufacturer of silver semi-fabricated products to the industrial manufacturing and plating industries.

The activities of this acquisition will be integrated with our West Tech subsidiary. With the addition of plant and equipment management believes that there will be significant growth in this area.


Management believes that operations will continue to improve in the fourth quarter of fiscal 1999. Through diversification in it's refining area and greater efficiencies in its catalyst operations higher profits are anticipated, although there can be no assurances that management will continue to be successful in its efforts.

Results of Operations

Westbury Metals Group, through its subsidiaries engages in four significant areas of the precious metals business as follows: -industrial commodities management services including metals leasing, financing arrangements, cash and forward purchases and sales for internal metals management requirements -manufacturing and sale of precious and base metal products for use by industry -refining services to generators and manufacturers of precious metals -catalyst procurement and collection for the purpose of processing and recovery of platinum group metals.

On September 29, 1998 the Company acquired a property adjoining its refining facility to house the catalyst procurement and processing operation.

Operating activities

Net cash provided (used) in operating activities amounted to ($954,000) in 1999 and $1,055,000 in 1998. The cash used for operating activities increased by $2,009,000. There was an increase in working capital requirements of $1,840,000, which was necessitated by our new industrial products and industrial commodities management divisions.


Investing activities

Net cash used by investing activities for 1999 included the September 1998 acquisition of 900 Shames Drive, Westbury, NY, in the amount of $530,000 for the processing of catalysts and for administrative offices.




Financing activities

Net cash provided by financing activities for 1999 is from new accounts receivable financing credit facility of up to $2,00,000 which commenced in October of 1998.

Comparison of Third Quarter 1999 versus Third Quarter 1998

Revenues were $11,664,000 for 1999 compared to $844,000 for 1998. There was an increase of $10,260,000 from new activities related to our industrial product sales and our industrial commodities management divisions and an increase of $594,000 from our refining and processing activities. This increase is primarily a result of expanded operations outside of the refining services offered in the past.

Selling, general and administrative expenses increased by $104,000 for the current quarter as a result of new employees hired to facilitate the expansion of Westbury Metals Group, Inc. and for operations at the new divisions.

Income before taxes same periods was $72,574 and $ (188,309) respectively. Included in depreciation and amortization for the quarter ended 1998 was $140,600 of goodwill related to the acquisition of the industrial products division which was written off in total. The provision for taxes is related to our Peruvian subsidiary.


Comparison of Nine Months of 1999 versus Nine Months of 1998

Revenues were $26,318,000 for 1999 compared to $1,442,000 for 1998. There was an increase of $22,533,000 from new activities related to our industrial products' sales and our industrial commodities management divisions and an increase of $2,392,000 from our refining and processing activities. This increase is primarily a result of expanded operations outside of the refining services offered in the past.

Selling, general and administrative expenses increased by $1,025,000 for the current period as a result of new employees hired to facilitate the expansion of Westbury Metals Group, Inc. and for operations at the new divisions.

Income from operations for the same periods was $140,152 and $ (283,986) respectively. Included in depreciation and amortization for the nine months ended 1998 was $140,600 of goodwill related to the acquisition of the industrial products division which was written off in total. The provision for taxes is related to our Peruvian subsidiary

Year 2000

Many currently installed computer systems, software products and manufactured products that utilize microprocessors are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates. This is commonly referred to as the "Year 2000 issue". The Company is aware of the Year 2000 issue and during fiscal 1998 commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the fall of 1999.

Under the Y2K Program, the Company began to assess the Year 2000 readiness of the software and computer information systems used in the internal business ("CIS") of the Company ("Company CIS"); and the CIS of its key customers. Although the Y2K Program is still underway, the Company does not currently anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control, such as the availability of certain resources, third-party remediation plans and other factors.

As of March 31, 1999, the results of the assessment being conducted under the Y2K Program were as follows:

     Computer Information Systems (Company CIS): The company has acquired new software and hardware to replace all non-compliant aspects of existing CIS.

         Customers: The Company intends to solicit statements of compliance from its key customers with respect to their CIS. In the event that its key customers are unable to certify that they will be Year 2000 compliant by the fall of 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

     Costs: The cost to replace the existing software programs used in the Company CIS has already been expended.

The Year 2000 issue presents far-reaching implications, some of which cannot be anticipated with any degree of certainty. Based on the assessment that has been made under the Y2K Program, and other than as stated above, the Company has no other contingency plans in the event of any Year 2000 noncompliance and does not currently believe that any other contingency plans are necessary. However, management is not able to determine the effect of any Year 2000 noncompliance (including with respect to a "worst-case scenario") on the Company, but there can be no guarantee that any such noncompliance would not have an adverse effect on the Company's CIS, results of operations or financial condition.




ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K

     On May 5, 1999 the Company filed a report on Form 8-K, Item 2- Acquisition of Disposition of Assets.

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




Date:    May 17, 1999