Form 10QSB/A
period 1998-03-31
ROSECAP INC/NY
filed 1999-05-18
CIK 878722

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                                   FORM 10-QSB/A


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


For the Quarterly Period Ended March 31, 1998


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

                   ROSECAP INC,  AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                                                               For The Nine                    For The Three
                                                                       Months Ended March 31,              Months Ended March 31,
                                                                           1998           1997             1998           1997
                                                                      ------------------------------  -----------------------------


Revenues:
  Refining fees                                                           $1,322,378     $1,084,740        $ 797,535      $ 474,340
  Other income                                                              119,421     _________            46,628     _________
     Total revenues                                                       1,441,799      1,084,740          844,163        474,340

Costs and expenses:
  Cost of refining                                                           543,224        383,722          278,807        147,425
  Selling general and administrative                                         818,230        623,216          563,803        230,387
  Depreciation and amortization                                              210,545         93,814          151,672         26,087
  Interest                                                                  153,786         55,540           38,190         24,627
     Total costs and expenses                                             1,725,785      1,156,292        1,032,472        428,526

Loss before provision for income taxes                                     (283,986)       (71,552)        (188,309)         45,814
Provision for income taxes                                                  (19,657)                        (19,657)

Net Income (Loss)                                                         $(303,643)     $ (71,552)       $(207,966)       $ 45,814
                                                                      ==============================  ==============================

Net Income (Loss) Per Share - Basic                                       $   (0.16)     $   (0.04)       $   (0.11)      $    0.02
                                                                      ------------------------------  ------------------------------

Net Income (Loss) Per Share - Diluted                                     $   (0.16)     $   (0.04)       $   (0.11)      $    0.02
                                                                      ------------------------------  ------------------------------

Average Shares Outstanding - Basic                                         1,850,000      1,850,000        1,850,000      1,850,000
                                                                      ==============================  ==============================

Average Shares Outstanding - Diluted                                       1,850,000      1,850,000        1,850,000      1,850,000
                                                                      ==============================  ==============================


                             ROSECAP INC,  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                                                        (UNAUDITED)
                                                                                         MARCH 31,         JUNE 30,
                                                                                           1998              1997
                                                                                      ---------------- ------------------
                                        ASSETS
                                        -----------


CURRENT ASSETS:
Cash                                                                                    $ 2,167,734     $       73,136
Accounts receivable                                                                          127,167            77,590
Inventory                                                                                                      720,948
Due from affiliate                                                                                              81,445
Prepaid expenses and other current assets                                                    697,444           624,887
                                                                                      ---------------- ------------------
Total Current Assets                                                                       2,992,345        1,578,006
                                                                                      ---------------- ------------------

PROPERTY PLANT AND EQUIPMENT:
Property and Equipment                                                                        501,331          425,448
Accumulated Depreciation                                                                    (132,893)           (78,239)
                                                                                      ---------------- ------------------
Net Property Plant and Equipment                                                              368,438          347,209
                                                                                      ---------------- ------------------

OTHER ASSETS:
Goodwill-net of accumulated amortization                                                                       240,960
                                                                                      233,220
Deposits                                                                                                         21,063
                                                                                          37,208
                                                                                      ---------------- ------------------
Total Other Assets                                                                                             262,023
                                                                                      270,428
                                                                                      ---------------- ------------------

TOTAL  ASSETS                                                                           $ 3,631,211     $  2,187,238
                                                                                      ================ ==================

                     LIABILITIES AND STOCKHOLDERS'  EQUITY
                   --------------------------------------------------------

CURRENT LIABILITIES:
Loans payable                                                                           $               $      973,046
Current portion of long-term debt                                                                               553,906
Due to customers                                                                             645,172            439,703
Accounts payable and accrued expenses                                                        635,366            208,266
                                                                                      ---------------- ------------------
Total Current Liabilities                                                                 1,280,538          2,174,921
                                                                                      ----------------
                                                                                                       ------------------

Long-term debt - net of current portion                                                                         15,077
                                                                                                       ------------------

STOCKHOLDERS' EQUITY:
Common  stock  $.001  par  value;   Authorized  50,000,000  shares;  issued  and
outstanding 3,077,836 shares and 1,850,000 shares at
March 31, 1998 and June 30,1997 respectively                                                   3,078              1,850
Capital in excess of par                                                                  2,853,998
Stock subscription receivable                                                               (100,000)  98,150
Accumulated earnings (deficit)                                                              (406,403)         (102,760)
                                                                                      ---------------- ------------------
Total Stockholders' Equity                                                                 2,350,673
                                                                                                       (2,760)
                                                                                      ---------------- ------------------

TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 3,631,211      $  2,187,238
                                                                                      ================ ==================

                           ROSECAP INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                                                     For The Nine
                                                                                     Months Ended
                                                                                      March 31,

                                                                                1998            1997
                                                                           -------------------------------

Operating activities:
       Net loss                                                                 $(303,643)     $ (71,552)
       Adjustments to reconcile net loss to net
         cash provided (used) by operating activities:

       Depreciation and amortization (non-cash portion)                             70,799
                                                                                                   93,814
       Changes in assets and liabilities:
          Accounts receivable                                                     (49,577)
                                                                                                 (26,466)
          Inventory                                                                720,948    (1,479,376)
          Due from affiliates                                                       81,445
          Prepaid expenses and other current assets                               (72,557)      (130,873)
          Deposits                                                                (16,145)
                                                                                                 (23,090)
          Due to customers                                                         205,469        712,214
          Accounts payable and accrued expenses net
             of liabilities acquired in merger                                    418,314        168,654
       Net cash used by operating activities                                    1,055,053       (756,675)

Investing activities
       Intangible costs related to acquisition of Westbury Refining                             (301,200)
       Equipment additions                                                        (75,883)      (409,653)
       Net cash used by investing activities                                      (75,883)      (710,853)


Financing activities
       Issuance of common stock                                                  2,016,039
       Stock subscription receivable                                             (100,000)
       Loans payable                                                             (973,046)      1,098,795
       Bridge financing                                                            700,000
       Long-term debt                                                            (568,983)       570,052
       Net cash provided by financing activities                                1,074,010      1,668,847

Cash from merged subsidiary                                                         41,418

Cash - beginning                                                                            __________
                                                                                  73,136

CASH - ENDING                                                                  $ 2,167,734      $ 201,319
                                                                           ===============================

                                          ROSECAP, INC. AND SUBSIDIARIES
                                                   FORM 10-QSB/A
                                        For the Quarter Ended March 31, 1998


Note 1 - General

         The accompanying financial information should be read in conjunction with the audited financial statements including the notes there to, as of and for the year ended June 30, 1997. The March 31, 1998 statements have been amended to show the accounting treatment for the merger of Westbury Alloys, Inc and Rosecap, Inc. as Westbury Alloys, Inc. being the acquirer rather than Rosecap, Inc..

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



Note 5 - Net Income (Loss) per Common Share

         Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. Potential common shares are not included for the nine and three month periods ended March 31, 1998, included in the statement of operations because they would be anti-dilutive. For the nine and three months ended March 31, 1997 there were no additional shares that would be dilutive.

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

Date:  May 18, 1999