Form 10KSB
period 1999-06-30
WESTBURY METALS GROUP INC
filed 1999-09-28
CIK 878722

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                     FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 ("Exchange Act") [Fee Required]

     For the fiscal year ended June 30, 1999

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The issuer's net revenues for its most recent fiscal year were $34,469,788

The aggregate market value of the issuer's voting stock held as of September 13, 1999 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date was approximately $540,000.

As at September 13, 1999, 3,247,312 shares of the issuer's Common Stock, $.001 par value, were outstanding.

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

Item 1.         Business

The Company

On June 18, 1998, the Company name was changed from Rosecap, Inc. to Westbury Metals Group, Inc.(the "Company" or "WMG"). On March 31, 1998 Rosecap, Inc. entered into a merger between Westbury Acquisition Corp. ("WAC"), a wholly owned subsidiary of the Company, and Westbury Alloys, Inc., ("Westbury") a Delaware Corporation, the surviving entity. The merger was a reverse merger whereby the principals of Westbury became the principals and the largest shareholders of the Company. The Company commenced the operations of Westbury after the consummation of the merger. Prior to the merger, the Company, which was incorporated in 1990, had not conducted any operations and reported as a development stage enterprise.


       On March 30, 1998, West Tech, Inc. was formed as a subsidiary of the Company for the manufacture and sale of silver in various forms and shapes, plating salts and tin and tin-lead anodes which are used in manufacturing. The Company anticipates increasing its product lines to include precious metal casting grains, alloys, and mill products. In May 1998, the Company acquired the registered trade name "Onic" for use in the manufacture and sale of its high quality tin products.

       On July 16, 1999, the Company, through its wholly owned subsidiary, Reliable - West Tech, Inc., ("RWT") (formerly known as West Tech, Inc.), purchased substantially all of the assets (excluding cash and accounts receivable) of Reliable Corporation, ("Reliable") pursuant to an Asset Purchase Agreement dated May 5, 1999, as amended on July 1, 1999, and as modified by an Escrow Agreement dated July 1, 1999. This transaction was effective as of June 30,1999 for accounting purposes, as all assets purchased by the Company were conveyed on that date. Reliable is a manufacturer of silver semi-fabricated products similar to those manufactured by West Tech. RWT will use the purchased assets to continue the business operations of Reliable.

       The purchase price for the assets was $1,915,000. Of this amount, $1,000,000 was paid in cash and the balance was paid with a six year, seven percent self-amortizing promissory note with a principal amount of $915,000. The note was secured by a security agreement granting a security interest in the machinery, equipment and customer list purchased pursuant to this transaction. RWT paid an additional $192,578 in cash for the purchase of Reliable's metals inventory. The cash portion of the purchase price was funded by a combination of the Company's funds and the proceeds of certain financing described below. The Company also incurred acquisition costs of $58,076 in connection with the Reliable purchase.

As part of this transaction, Rajendra A. Shukla, the President and sole shareholder of Reliable, sold to the Company the building and real property at which Reliable operated its business for $185,000. RWT plans to continue its business operations from this location. The purchase price was paid with a six year, seven percent self amortizing promissory note from RWT in the principal amount of $185,000. The owner of record of the property is Westbury Realty Management, Inc.("Westbury Realty"), a wholly owned subsidiary of the Company. The note was secured by the guaranty of Westbury Realty, and such guaranty was secured by a first mortgage on the purchased real property. At the Closing, RWT entered into a three year employment agreement with Rajendra A. Shukla. Mr. Shukla shall serve as President of the RWT subsidiary.

       On July 13, 1999 RWT, Westbury International, Inc and Westbury Alloys, Inc.,( all wholly owned subsidiaries of the Company) as co-borrowers, closed a financing transaction with BankBoston, N.A. pursuant to which the co-borrowers received a $12,000,000 revolving credit loan, with a $7,000,000 sublimit for a consignment facility and a $1,500,000 credit facility for forward contracts and executed a Loan and Consignment Agreement and a Revolving Credit Promissory Note in the principal amount of $12,000,000. The co-borrowers' obligations are secured by a security interest in the assets of the co-borrowers and the guaranties of the co-borrowers; such obligations are further secured by an Unlimited Guaranty Agreement of the Company, which is secured by a first priority security interest in all of its tangible and intangible personal property and by a pledge of the stock of RWT, Westbury International, Inc and Westbury Alloys, Inc.

       On July 15, 1999, the Company, RWT, Westbury International, Inc. and Westbury Alloys, Inc., as co-borrowers closed a financing transaction with Alliance Capital Investments Corp.("Alliance"),pursuant to a Loan Agreement dated July 13, 1999, pursuant to which the co-borrowers received a $2,000,000 term loan and executed a Loan Agreement and a Term Promissory Note in the principal amount of $2,000,000. The co-borrower's obligations are secured by a second priority security interest in the assets of the co- borrowers. As further consideration for the loan, pursuant to an Agreement dated as of July 13,1999 the Company granted to Alliance a Warrant for the purchase of 90,000 shares of the Company's common stock at an exercise price of $3.00 per share, such Warrant to remain outstanding until July 15, 2009.

Products and Services

       From its facilities in Westbury, New York the Company provides a broad range of processing, refining and financial services in connection with the reclamation of precious and specialty metals from primary and secondary sources. The Company reclaims principally gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. After controlled weighing, sampling, and assaying to determine values and to settle with the customer, the Company either purchases the precious metal or returns metal to the customer. Through its 98% owned Peruvian subsidiary Alloy Trading S.A., the Company imports metals for its own use, as well as for direct sales to third parties.

       The Company has not encountered significant difficulties in purchasing scrap or raw materials for its refining process. Management is continually searching for improved sources of materials and believes that if any one source of raw materials becomes unavailable, alternative sources of supply can be found at comparable prices, but there can be no assurance thereof.

       On July 1, 1998 Westbury International, Inc., was formed to provide risk management services. Activities include metals leasing, inventory financing, cash and forward purchases and sales for internal metals management requirements and as a profit center dealing with third parties.

Research and Development

       The Company is engaged in various research and development activities at its Westbury, New York facility. The Company is, among other things, researching and developing refining and processing techniques that produce less environmental waste. The Company is currently developing preparations of precious and specialty metals to improve processing capabilities. No assurance can be given that the Company's research efforts will be successful.

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

Employees

       As of June 30, 1999 the Company had 37 employees, 12 of whom were in administration, 8 of whom were in marketing and sales and 17 of whom were in operations. All employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are satisfactory.

Sales and Marketing

       The Company maintains a highly experienced sales force for its customers that require processing and refining services in connection with the reclamation of precious and specialty metals from secondary sources. An expanding network of suppliers has been established to procure catalyst materials from certain automotive products, where platinum and palladium are recovered. The Company has entered into an exclusive agreement with Stillwater Mining Corp., the largest miners of platinum group metals in the Northern Hemisphere, for the processing of these catalytic materials.

       The Company has recently registered the name West-Cat for use by the catalyst refining division of WAI. The new trade name will better reflect the specific area of interest to customers.


Item 2.  Properties

       The Company has a lease on its premises at 750 Shames Dr., Westbury, New York, which expires July 31, 2003. The facility is approximately 10,200 square feet and serves as the Corporate Headquarters. The Company has the option to buy the premises at the end of the lease term. The Company currently has no intention of exercising this option.

       On September 29, 1998, the Company purchased an approximately 13,000 square foot adjoining building at 900 Shames Dr., Westbury, New York, which currently houses its catalyst activities. The Company paid $510,000 for the property, and carries a mortgage in the amount of $325,000.

       On July 16, 1999 the company purchased from Rajendra A. Shukla, the President and sole shareholder of Reliable, the building and real property at which Reliable operated its business for $185,000. This transaction was effective as of June 30, 1999 for accounting purposes. RWT shall continue to run its business operations from this location. The purchase price was paid with a six year, seven percent self amortizing promissory note from RWT in the principal amount of $185,000. The owner of record of the property is Westbury Realty Management, Inc.("Westbury Realty"), a wholly owned subsidiary of the Company. The note was secured by the guaranty of Westbury Realty, and such guaranty was secured by a first mortgage on the purchased real property. The property located at 302 Platts Mill Road, Waterbury, CT., consists of a building of approximately 13,000 square feet situated on approximately one acre of land.

       Small administrative offices are under lease in Lima, Peru, where the Company's 98 percent owned subsidiary operates.

Item 3.  Legal Proceedings

       There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, other than ordinary litigation arising in the ordinary course of business, none of which individually or in the aggregate will have a material adverse effect on the Companys' financial condition or on the business of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

       Not Applicable

                                                       PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

       The following table sets forth the high and low closing bid prices for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions. The Company commenced trading on the Bulletin Board in September 1998 under the symbol WMET.


                                                                     Low               High
Fiscal Year 1999:

First Quarter                                      Not Traded                         Not Traded
Second Quarter                                              3.00                      3.00
Third Quarter                                               2.3/8                     3 3/16
Fourth Quarter                                              3.00                      3 5/8


Fiscal Year 1998:

First Quarter                                      Not Traded                         Not Traded
Second Quarter                                     Not Traded                         Not Traded
Third Quarter                                      Not Traded                         Not Traded
Fourth Quarter                                     Not Traded                         Not Traded




       At September 13, 1999, the Company had 121 holders of record of its Common Stock.

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

Westbury International, Inc.

Commodity and risk management services, including metals leasing, financing arrangements, cash and forward purchases and sales for internal metals management requirements. This newly formed entity is responsible for the ongoing management and operations of the Peruvian subsidiary, which is 98 percent owned by the Company.

It is expected that long-term contracts for metals will be entered into for both
the   procurement   and  sales  of  precious  metals  on  both  a  domestic  and international basis.

Reliable-West Tech, Inc. ("RWT")

Manufacture and sale of precious and base metal products for use by industry.

Westbury Alloys, Inc.

Refining services to accumulators and manufacturers of precious metals.

West-Cat (trade name)

Catalyst procurement and collection for the purpose of processing and recovery of platinum group metals.


Results of Operations

         The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Statements of Operations for the indicated fiscal years ended June 30.

                                                       1999        1998
Revenues:
Sales                                                 84.5%        43.2%
Refining                                              15.5         56.8
                                                    --------     -------
Total Revenues                                       100.0%       100.0%
                                                     ----         -------

The net loss for the years ended June 30, 1999 and June 30, 1998 was ($184,694) and ($424,441), respectively. The net loss per diluted share for the years ended June 30, 1999 and June 30, 1998 was ($.06) and ($.20) respectively.


Comparison of Fiscal Year Ended June 30, 1999 versus Fiscal Year Ended June 30, 1998

         Revenues were $34,470,000 for fiscal 1999 compared to $3,300,000 for fiscal 1998. Of the total increase, $27,707,000 related to our industrial product sales and our industrial commodities management divisions, while $3,463,000 related to our refining and processing activities. This increase is primarily the result of expanded operations outside of the refining services offered in the past.

         Through the diversification of its refining area and greater efficiencies in its catalyst operations, net refining revenues for year ended June 30, 1999 were $5,338,000 compared to $1,875,000 for the year ended June 30, 1998 for an increase of $3,463,000.

         RWT commenced operations on April 1, 1998. For the current fiscal year, this subsidiary recorded gross revenues of $8,908,000. The industrial products management division which started business in July 1998 was responsible for an additional $20,224,000 in gross revenues for the year ended June 30, 1999. The revenues relate to precious metal sales to industrial end users. Combined product and precious metal sales were $29,132,000 for the year ended June 30, 1999 compared to $1,425,000 for the year ended June 30, 1998, resulting in an increase of $27,707,000.

         The percentage of total revenues for the year ended June 30, 1999 compared to the year ended June 30, 1998 by revenue source were as follows: product and precious metal sales were 84.5% and 43.2%, respectively, and refining revenues were 15.5% and 56.8%, respectively.

         Cost of precious metal sales were $27,971,000 or 96.0% of sales for fiscal 1999 compared to $1,336,000 or 93.7% of sales for fiscal 1998. This increase of 2.3% in cost of sales is due to the nature of precious metals sales which are high volume and low margin transactions.

         Cost of refining revenues were $3,451,000 or 64.7% of refining fees for fiscal 1999 compared to $807,000 or 43.5% of refining fees for fiscal 1998. This increase of 21.2% in cost of refining is primarily due to the increased activity in catalysts and the related labor, facility and transportation costs.

         Selling, general and administrative expenses increased by $1,356,000, or 98.4%, in the current year, as a result of new employees hired at the sales, administrative and operations levels to facilitate the expansion of Westbury Metals Group, Inc.

         Depreciation and amortization expense was $167,000 for the year ended June 30, 1999 compared to $95,000 for the year ended June 30, 1998. This increase of $72,000, or 76.2%, was due to the depreciation on the acquired building, machinery and equipment in the current fiscal year and the full year impact on fixed assets acquired in the prior fiscal year.

         Interest expense was $276,000 for the year ended June 30, 1999 compared to $132,000 for the year ended June 30, 1998. The increase of $144,000 or 109.1% was primarily due to the revolving credit facility which was established in September 1998.

The provision for income taxes of $86,000 for the year ended June 30, 1999 is primarily attributable to the income derived from the 98% owned Peruvian subsidiary.

Liquidity, Capital Resources and Other Financial Data

Operating activities

         Net cash used in operating activities was ($617,000) in fiscal 1999 compared to ($555,000) in fiscal 1998 which represent an increase of by $62,000. There was a decrease in working capital of $1,862,000, which was primarily due to an increase in accounts receivable and the loss from operations, partially offset by the increase in amounts due to customers.

Investing activities

         Net cash used in investing activities in fiscal 1999 included the September 1998 acquisition of the 900 Shames Drive, Westbury, NY facility, for $510,000, which is primarily used for the processing of catalysts, as well as for administrative offices.

       On June 30, 1999 the Company purchased the land and building at which Reliable operated its business for $185,000. Closing of this acquisition for accounting purposes is June 30, 1999. The property located at 302 Platts Mill Road, Waterbury, CT. The facility will be used for manufacturing and sales offices for RWT.


Financing activities

         Net cash provided by financing activities in fiscal 1999 is primarily due to the proceeds received under the revolving credit agreement which commenced in October 1998,as well as from the exercise of stock warrants.

       During the fiscal year ended June 30, 1999, the Company issued 50,000 shares of common stock to warrant holders at an exercise price of $2.00 per share for total proceeds of $100,000.

     The Company has been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Inventories are stated at market value. Consistent with other companies that refine and produce precious metal fabricated products, customers and suppliers on a consignment basis furnish some of the Company's gold and silver requirements. Title to the consigned gold and silver remains with the Consignor. The value of consigned gold and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At June 30, 1999 the Company held $2,334,000 of precious metal under a consignment agreement with Republic National Bank for which the Company is charged a consignment fee based on current market rates. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned gold.

         On September 28 1998 the Company entered into a loan agreement with a credit corporation for a $2,000,000 revolving line of credit used for working capital requirements. The Company was charged an origination fee of 2% of the available line, an underutilized loan fee of 1% and interest at the prime rate plus 2%. This loan agreement was replaced in July 1999 with a $12,000,000 financing agreement with Bank Boston N.A.

         Management has purchased the property, plant and equipment and business of Reliable Corporation of Waterbury, CT. This acquisition was effective for accounting purposes on June 30, 1999. Reliable Corporation is a major manufacturer of silver in various forms and shapes, plating salts as well as tin and tin-lead anodes to the industrial manufacturing and plating industries.

         The activities of this acquisition will be integrated with our RWT subsidiary (formerly West Tech Inc.). With the addition of plant and equipment, management believes that there will be significant growth in this area.


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

         As of June 30, 1999, the results of the assessment being conducted under the Y2K Program were as follows:

Computer Information Systems (Company CIS): The company has acquired new software and hardware to replace all non-compliant aspects of existing CIS.

         Customers: The Company has solicited statements of compliance from its key customers with respect to their CIS. In the event that its key customers are unable to certify that they will be Year 2000 compliant by the fall of 1999, the Company will be assessing the accounts receivable collection risk of such key customers.

         Costs: The cost to replace the existing software programs used in the Company CIS of approximately $100,000 has already been expended by the Company. There are no significant expenditures anticipated by the company to complete its Year 2000 compliance program.

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

Inflation

         The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Recent Pronouncements of the Financial Accounting Standards Board

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SAFS 130")and Statement of Financial Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SAFS 131") Each of these statements required additional disclosure in the Company's consolidated financial statements but did not have a material effect on the Company's consolidated financial position or results of operations.

         Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date include Statement of Financial Standards No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as deferred by SFAS No. 137,is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. Based upon current data, the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

Forward Looking Statements

         Management has been concentrating on building market share at RWT through its internal sales force. With the acquisition of Reliable management anticipates annual sales at RWT to increase 300% in the next fiscal year.

         Due to the current constraints on working capital resulting from the $1 million in cash required for the Reliable acquisition, management has elected to reduce activities at its Peruvian subsidiary. This resulted in reduced anticipated net profit for the year ended June 30,1999 of approximately $200,000. Management expects that the operations in Peru will increase revenues and profitability by the second quarter of fiscal 2000.

         Through its continued efforts to diversify refining activities, consolidate manufacturing activities and broaden its activities in industrial products management divisions, management anticipates higher profits for the fiscal year ended June 30, 2000, although there can be no assurances that management will continue to be successful in its efforts.

Item 7.         Financial Statements.

(A)(1) The following financial statements are included in Part II Item 7:

                                                                Page Number
Reports of Independent Auditors   ................................F-1,F2, F-3

Consolidated Balance Sheet  as of June 30, 1999 .................. F-4

Consolidated Statements of Operations for the Years Ended
 June 30, 1999 and 1998   .......................................  F-5

Consolidated  Statements  of  Stockholders'  Equity for the
Years Ended June 30, 1999 and  1998..............................  F-6

Consolidated Statements of Cash Flows for the Years Ended
June 30, 1999 and 1998  .........................................  F-7

Notes to Consolidated Financial Statements  ......................F-8-F-20

Schedule II - Valuation Qualify Accounts

(B) Reports on Form 8-K - Not Applicable. (C) Exhibits.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders

Westbury Metals Group, Inc.

We have audited the accompanying consolidated balance sheet of Westbury Metals Group, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999. Our audit also includes the consolidated financial schedule listed in the foregoing index for the year ended June 30, 1999. These consolidatedfinancial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Alloy Trading S.A., a 98% owned consolidated subsidiary, for the year ended June 30, 1999, which statements reflect total assets of 1.7% of total consolidated assets for that year; there were no revenues as they have been eliminated in consolidation. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alloy Trading S.A., for the year ended June 30, 1999 is based solely on the report of the other auditors. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion. In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Westbury Metals Group, Inc. and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Jericho, New York
September 27, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

ALLOY TRADING S.A.

We have audited the accompanying balance sheet of ALLOY TRADING S.A. as of June 30,1999, and the related statements of profit and loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the ALLOY TRADING S.A. management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ALLOY TRADING S.A. as of June 30,1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The financial statements show the effect of the translation adjustment over the accounts for the period then ended. This amount (loss $ 60,677) results of the methodologic procedures effort established by the general accepted accounting principles.

Lima, Peru
August 25,1999


                                              NOLES MONTEBLANCO & ASOC. S.C.
                                              Member  Firm of
                                              B K R International

Walter A Noles (partner)
Peruvian Public Accountant
Matriculation No. 7208

                                           INDEPENDENT AUDITORS' REPORT







To The Board of Directors and Stockholders
Westbury Metals Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Westbury Metals Group, Inc. (formerly known as Rosecap, Inc.) and subsidiaries for the year ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Alloy Trading S.A., a 98% owned subsidiary, which statements reflect, as of June 30, 1998, no revenues, as they have been eliminated in consolidation. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alloy Trading S.A., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Westbury Metals Group, Inc. and subsidiaries for the year ended June 30, 1998 in conformity with generally accepted accounting principles.




CITRIN COOPERMAN & COMPANY, LLP

New York, New York
September 18, 1998

WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JUNE 30, 1999


ASSETS

CURRENT ASSETS:
  Cash                                                                                                      $ 1,242,230
  Accounts receivable, net of allowance of $17,000
                                                                                                              2,824,949
  Inventory (Notes 5 and 7)
                                                                                                              1,076,237
  Prepaid expenses and other current assets
                                                                                                                161,364

           Total current assets
                                                                                                              5,304,780

PROPERTY, PLANT AND EQUIPMENT - Net (Note 6)
                                                                                                              2,273,233

GOODWILL, Net of accumulated amortization of $80,720
                                                                                                              1,410,480

OTHER ASSETS
                                                                                                                168,452

TOTAL ASSETS                                                                                                $ 9,156,945
                                                                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                                      $  611,574
  Due to former Reliable shareholder (Note 3)                                                                 1,192,578
  Current portion of long-term debt (Note 8)                                                                  1,721,758
  Due to customers                                                                                            1,773,663
                                                                                                           --------------

           Total current liabilities                                                                          5,299,573

LONG-TERM DEBT (Note 8)                                                                                       1,342,369

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
                                                                                                                      -

STOCKHOLDERS' EQUITY (Note 11):
  Common stock, $.001 par value - authorized, 50,000,000 shares;
    issued and outstanding, 3,247,312 shares
                                                                                                                  3,247
  Capital in excess of par value
                                                                                                              3,284,329
  Accumulated comprehensive loss                                                                                (60,678)
  Accumulated deficit                                                                                          (711,895)

           Total stockholders' equity                                                                         2,515,003

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                  $ 9,156,945
                                                                                                            ===========

See notes to consolidated financial statements.






WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999 AND 1998


                                                                                   1999              1998

REVENUE:
  Precious metal sales                                                             $29,131,960        $1,425,315
  Refining                                                                           5,337,828         1,874,829
                                                                             -------------------       ---------

           Total revenue                                                            34,469,788         3,300,144
                                                                             ----------------          ---------

COST OF SALES:
  Cost of precious metal sales                                                      27,970,518         1,335,607
  Cost of refining                                                                   3,451,001           807,221
                                                                             ------ -----------         -------

           Total cost of sales                                                      31,421,519         2,142,828
                                                                            ----  ------------       ---------

GROSS PROFIT                                                                         3,048,269         1,157,316


OPERATING EXPENSES:
  Selling, general and administrative expenses                                       2,732,680         1,377,159

  Depreciation and amortization                                                        166,897            94,696
                                                                            -------- ---------          ------

           Total operating expenses                                                  2,899,577         1,471,855
                                                                            ------ -----------       ---------

EARNINGS (LOSS) FROM OPERATIONS                                                        148,692          (314,539)


OTHER EXPENSES (INCOME):
  Interest expense                                                                     276,148           132,090

  Interest income                                                                      (28,714)          (22,188)
                                                                            -------- ---------         --------

           Total other expenses                                                        247,434           109,902
                                                                            -------- ---------         -------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                 (98,742)         (424,441)


PROVISION FOR INCOME TAXES (Note 10)                                                  85,952               -
                                                                            ------------------


NET LOSS                                                                          $ (184,694)       $ (424,441)
                                                                                  ============      ===========

NET LOSS PER SHARE - Basic and Diluted                                             $   (0.06)         $  (0.20)
                                                                                   ===========        =========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - Basic and Diluted                                                   3,197,586        2,173,139
                                                                                     ========        ===========


See notes to consolidated financial statements.



WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999 AND 1998




                                                             Capital in                        Other     Accumulated       Total
                                    Common Stock         Excess of       Accumulated     Comprehensive   Comprehensive Stockholders'
                                 Shares       Amount     Par Value        Deficit           Loss               Loss         Equity

BALANCE, JULY 1, 1997
                                    1,937,500      1,937      $  118,102     $(102,760)         $  -             $ -       $  17,279

  Common stock issued upon merger with
    Rosecap, Inc., March 31, 1998      92,500         93         20,905              -                -             -        20,998

  Common stock issued in private placement,
    March 31, 1998                    814,503        815      2,015,224              -                -             -     2,016,039


  Common stock issued upon conversion of
    bridgeholder loans,
March 31, 1998                        233,333        233        699,767              -                -             -       700,000


  Common stock issued in private placement,
    May 8, 1998                       119,476        119        317,881              -                -             -       318,000

  Net loss for the year ended
   June 30, 1998                          -          -              -            (424,441)          -               -      (424,441)
                                     --------   --------       --------     ----------         --------       ----------- ---------

BALANCE, JUNE 30, 1998              3,197,312      3,197      3,171,879      (527,201)                -             -     2,647,875

  Exercise of stock warrants           50,000         50        112,450              -                -             -       112,500

  Net loss for the year ended
    June 30, 1999                          -          -              -      (184,694)                -          (184,694)  (184,694)

  Foreign currency translation
   adjustments                             -          -              -        -               (60,678)          (60,678)    (60,678)
                                       --------   --------       --------   --------        ---------         --------    ---------

BALANCE, JUNE 30, 1999               3,247,312      3,247      3,284,329    $(711,895)       $ (60,678)       $(245,372)  $2,515,003
                                    ===========    =======    ===========   ==========       ==========       ==========  ==========


See notes to consolidated financial statements.





WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999 AND 1998
                                                                                          1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $ (184,694)       $ (424,441)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             166,897           94,696

    Reserve for allowance for doubtful accounts
                                                                                               17,000                 -
    Warrant conversion inducement charge
                                                                                               12,500                 -
    Changes in assets and liabilities:
      Inventory                                                                                               (114,617)
                                                                                             (48,094)
      Accounts receivable                                                                 (2,073,796)         (711,159)
      Due from affiliates
                                                                                                    -            81,445
      Prepaid expenses and other current assets                                               129,462           276,092
      Other noncurrent assets
                                                                                             (55,275)          (92,114)
      Due to customers                                                                      1,318,110           15,850

      Accounts payable and accrued expenses                                                 101,215           319,599
                                                                                            ---------         -------

           Net cash used in operating activities                                           (616,675)         (554,649)
                                                                                           ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Equipment additions                                                                      (656,788)         (174,395)
                                                                                           ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                                                    2,334,039
                                                                                                    -
  Repayment of loans payable                                                                                  (973,046)
                                                                                                    -
  Proceeds of bridge financing                                                                                 700,000
                                                                                                    -
  Repayment of long-term debt                                                                (14,490)         (568,983)

  Net proceeds from credit line                                                             1,552,663              -

  Proceeds from stock warrants exercised                                                      100,000              -


           Net cash provided by financing activities                                        1,638,173         1,492,010
                                                                                          -----------       ---------

NET INCREASE IN CASH                                                                          364,710           762,966

CASH FROM MERGED SUBSIDIARY
                                                                                                    -            41,418

CASH, BEGINNING OF YEAR                                                                     877,520              73,136
                                                                                            ---------            ------

CASH, END OF YEAR                                                                        $1,242,230           $ 877,520
                                                                                         ============         =========


See notes to consolidated financial statements.

F-6

WESTBURY METALS GROUP, INC. AND subsidiaries

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999 AND 1998


1.       ORGANIZATION

Westbury Metals Group, Inc. and Subsidiaries (the "Company") were formed, initially as Rosecap, Inc., on March 31, 1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys, Inc. On June 18, 1998, the Company's name was changed from Rosecap, Inc.

The Company primarily operates in the precious metal industry, principally in the reclamation, sale, manufacture and third party sales of precious metals. The Company's operations occur through its five subsidiaries, Westbury Alloys, Inc. ("Westbury"), Alloy Trading S.A. ("Alloy"), Reliable-West Tech, Inc. ("RWT"), Westbury International, Inc. ("International") and Westbury Realty Management Corp. ("Realty"). Westbury - Principally reclaims gold, silver, platinum and palladium from scraps and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. Once reclaimed, the precious metals are weighed, sampled and assayed to determine values and settle with the customer, WMG either purchases the precious metal or returns the metal to the customer. Alloy - Is a 98% owned Peruvian subsidiary of the Company. Local managers of Alloy own the remaining 2%. Alloy primarily exports precious metals for the Company's own use or sale to third parties. Alloy is also engaged in the development of precious metal opportunities in South America which may include gold and silver bullion transactions with the mining industry and other industrial users of precious metals. RWT - Manufactures and sells silver in various forms and shapes, plating salts and tin and tin-lead anodes used in manufacturing. RWT also will be involved in precious metal casting grains, alloys and mill products as its business expands. RWT currently holds the registered trade name `Onic' for use in the manufacture and sale of its high-quality tin products. RWT was formed on June 30, 1999 through the purchase of Reliable Corporation by the Company's subsidiary, West Tech. West Tech was formed as a subsidiary of the Company on March 30, 1998. International - Engages in the risk management of precious metals and foreign currency for the Company. The Company's policy is to hedge all financed transactions so no gains and losses occur due to market fluctuations. International was formed in July 1998. Realty - Acquired, owns and manages property used by Westbury and RWT in its reclamation and manufacturing operations. Realty was formed in June 1998, and did not have financial activity during that year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation - All significant intercompany balances and transactions between and among Westbury Metals Group and its subsidiaries have been eliminated in consolidation.

b.          Inventory  and  Inventory  Hedging -  Inventories  which  consist of
            precious   metals  are  stated  at  market  value.   Quantities  are
            determined based upon physical count and third party assays.

            Gold and silver comprise the major portion of the value of Westbury's precious metal inventory. The prices of gold and silver are subject to fluctuations and are expected to continue to be affected by world market conditions. At June 30, 1999, all inventory owned by Westbury was fully hedged to protect against market fluctuations. Market gains or losses as well as all trading activities are included in "Cost of sales." It is the Company's policy that all metal transactions are fully hedged and should result in no gains or losses due to market fluctuations. Hedging consists of the sale or purchase of forward contracts for the physical delivery of metals. When the Company purchases precious metal, it sells a forward contract to protect against fluctuating market prices; conversely, when the Company sells precious metals, it buys a contract to close the transaction. Futures contracts are measured at market value with unrealized gains and losses reflected in operations during the period. Westbury maintains inventories of precious metals in various states of processing. Westbury also maintains inventories at independent outside refineries. Such inventories are also carried at current market value.

      c. Property, Plant and Equipment - Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets, ranging from 5 to 35 years.

      d. Amortization of Intangible Assets - Intangible assets consist of goodwill, which is the excess of the purchase price over the fair value of assets acquired in business combinations accounted for as purchases. Goodwill is being amortized on a straight-line basis over the period benefited, ranging from 20-24 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

      e. Impairment of Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 requires the review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

      f. Translation of Foreign Currencies - Translation adjustments result from the process of translating Alloy's financial statements from their local currency to U.S. dollars. Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate for the period. Where amounts denominated in a foreign currency are converted to U.S. dollars by remittance or repayment, the realized exchange differences are not material and are included in determining net loss for the period.

g. Due to Customers - The Company's customers have the option of receiving cash in lieu of the refined precious metals. Since the Company bears the risk of loss, it is the policy of the Company to record all precious metals received for refining as inventory and an offsetting liability due to customers. Amounts due to Customers were $1,773,663 at June 30, 1999.

h. Revenue Recognition - Revenue from sales to customers is recognized at the time product is shipped. Revenue for precious metal reclamation and refining activities is recognized once all significant reclamation activities have been performed and substantially all expenses related to the reclamation and refining process have been incurred. Customers are billed and reclamation revenue is recorded initially based upon assayed value of the reclaimed materials. Once the final refining and assaying is performed, the transaction is settled. The settlement amount does not vary significantly from the amounts initially recorded. In certain cases, the Company accepts payment for product sales or reclamation services in precious metals.

i. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

j. Net Loss per Common Share - Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Dilutive potential common shares, such as stock options and warrants, are not included for all periods presented because they would be antidilutive.

k. Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade account receivables,
            accounts   payable,   debt  obligations  and  derivative   financial
            instruments. The Company estimates the fair value of financial instruments based on interest rates currently available to the Company and by comparison to quoted market prices. At June 30, 1999, the fair value of the Company's instruments approximated the carrying value except as otherwise disclosed.

l. Use of Estimates - The preparation of financial statements requires the Company's management to estimate the current effects of transactions and events whose ultimate outcomes may not be determinable until future years. Consequently, actual results could differ from those estimates.

m. Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issues to Employees. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

n. New Accounting Pronouncements - The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which require the Company to report and display certain information related to comprehensive income and operating segments. Adoption of these statements did not impact the Company's financial position or results of operations.

o. Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentations.

3.       ACQUISITION

Effective June 30, 1999, the Company purchased assets consisting of land, building, inventory, customer list, and business name from Reliable Corporation for $2,350,655, including related acquisition costs of $58,077. The acquisition was accounted for as a purchase. Accordingly, the assets of the acquired business are included in the consolidated balance sheet as of June 30, 1999. The acquisition was financed through amounts payable to the former owner of Reliable. A cash payment of $1,192,578 was made on July 16, 1999, with the remaining balance financed through the issuance of promissory notes which bear interest at an annual interest rate of 7% and are payable over six years. The purchase price exceeded the fair value of net assets acquired by $1,190,000, which is being amortized on a straight-line basis over 20 years.

       The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Reliable Corporation had occurred as of July 1, 1998 and 1997, respectively.

                                                                                            June 30,
                                                                                    1999               1998

         Total revenue                                                            $50,503,961         $21,440,135
                                                                                  =============       ===========

         Net loss                                                                  $ (980,182)         $ (638,868)
                                                                                   ============        ===========

         Loss per share - Basic and Diluted                                        $   (0.31)           $  (0.29)
                                                                                    ===========          =========

       The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the dates indicated or of future operations of the combined companies under the ownership and management of the Company.

4.       ADVANCES TO CUSTOMERS

       Advances to customers arise as a result of the Company advancing finished metal or cash to the customer prior to the settled amount. At the request of the customer, the Company may advance up to 90% of the expected settlement value of the metal to the customer. The Company may occasionally advance or consign metal to its customers. These advances are charged against future transactions with the customer. At June 30, 1999, total advances to customers amounted to $450,297.

5.       INVENTORIES

       Inventories are stated at current market value. Consistent with other companies that refine and produce precious metal fabricated products, some of the Company's gold and silver requirements are furnished by customers and suppliers on a consignment basis. Title to the consigned gold and silver remains with the consignor. The value of consigned gold and silver held by the Company is not included in the Company's balance sheet. At June 30, 1999, the Company held $2,401,638 under consignment agreements (See Note 7). The Company's gold and silver requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and gold and silver received from suppliers and customers on a consignment basis.

6.       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at June 30, 1999 consists of the following:

        Land                                                     $ 207,916
        Building and building improvements                         742,144
        Machinery and equipment                                  1,396,458
        Furniture and fixtures                                     196,005
        Vehicles                                                    50,062
                                                                  --------

                                                                2,592,585

        Less accumulated depreciation and amortization            319,352

        Property, plant and equipment, net                     $2,273,233

7.       GOLD CONSIGNMENT AGREEMENTS

       The Company has gold consignment agreements with lenders to provide the Company with the gold used in production. At June 30, 1999, the Company has not included in its inventory 9,193 troy ounces of fine gold on consignment having a market value of $2,401,638 (See Note 5). The maximum amount of consigned gold available during fiscal 1999 was limited to the amount guaranteed by letters of credit provided by a third-party consignee, which totaled $2,600,000.

       The Company has incurred consignment fees in the amount of $72,634 and $22,518 for the years ended June 30, 1999 and 1998.

8.       LONG-TERM DEBT


         Revolving Credit Agreement (a)                  $1,552,663
         Promissory Notes (b)                             1,100,000
         Mortgage (c)                                       317,712
         Other                                               93,752
                                                         --------------

                    Total                                3,064,127

         Less current maturities                         1,721,758

         Long-term maturities                           $1,342,369

            a) In September 1998, RWT entered into a one-year revolving credit agreement with a credit corporation which provides for borrowings up to $2,000,000. Interest on outstanding borrowings accrues at the prime rate of interest plus two percent (10.0% at June 30, 1999). The facility is secured by the assets of RWT and guaranteed by WMG. Borrowings are limited to the balance of eligible accounts receivable. Based upon the borrowing base of the Company at June 30, 1999, the revolving credit agreement was fully utilized. The agreement requires the Company to maintain certain financial ratios and requires prior written consent for certain transactions. The agreement was replaced subsequent to year end by a $12,000,000 revolving credit agreement with a financial institution (See
                  Note 17).

            b) In connection with the acquisition of Reliable Corporation on June 30, 1999, RWT issued two six year promissory notes totaling to $1,100,000 to the former Reliable shareholder. The promissory notes bear interest at fixed rate of 7.0% and is payable in equal monthly principal installments totaling approximately $18,750 with the first installments due on August 1, 1999. The promissory notes are secured by the assets acquired.

            c) In September 1998, WRC entered into a fifteen year, $325,000 mortgage with a bank. The mortgage bears interest at a fixed rate of 8.625% and is payable in equal monthly principal installments of $3,224. The obligation under the Mortgage is secured by the building acquired.

Long-term liabilities maturing subsequent to June 30, 1999 are as follows:

Year Ending June 30,
     1999      $1,721,758
     2000         195,300
     2001         210,370
     2002         222,235
     2003         232,855
    Thereafter    481,609
               ----------
               $3,064,127


9.       DEFINED CONTRIBUTION PLAN

       The Company maintains an Employee 401(k) Profit-Sharing Plan (the "401(k) Plan") for all qualified salaried employees, which complies with the Section 401(k) of the Internal Revenue code of 1984, as amended. The 401(k) Plan permits employees to make voluntary contributions to the Plan. The Company is not required to make any matching contributions but may do so at the discretion of management. During fiscal 1999 and 1998, no contributions were made to the 401(k) Plan by the Company.

10.      INCOME TAXES

       The income tax provisions consists of the following:

                                                                                              June 30,
                                                                                         1999          1998

         Current:
           Federal                                                                       $ -          $ -
           State and local                                                                 9,430
                                                                                     -------------
                                                                                                       -
           Foreign                                                                        76,522
                                                                                                       -

                    Total current                                                         85,952
                                                                                                       -

         Deferred:
           Federal
                                                                                                 -            -
           State and local
                                                                                          -            -
                                                                                          --------     -
           Foreign
                                                                                          -            -
                                                                                          --------     -

                    Total deferred
                                                                                          -            -
                                                                                          --------     -

         Total income tax provision                                                      $85,952     $ -
                                                                                         =========   ===

       Deferred taxes at June 30, 1999 consist of the following:

        Deferred Tax Assets:
          Accounts receivable                                                                           $  6,970
          Net operating loss                                                                           283,561
                                                                                                -----  -------
          Other                                                                                            318
                                                                                                --------------

                                                                                                         290,849

        Deferred Tax Liabilities:
          Property and equipment                                                                        (8,863)

        Net deferred tax asset                                                                           281,986

        Valuation allowance                                                                           (281,986)

        Net deferred taxes                                                                        $     -
                                                                                                  =======

       The valuation allowance increased by approximately $138,000 during the fiscal year as a result of the increase in net operating loss carryforwards.

The  Company  has net  operating  loss  carry  forwards  totaling  approximately
$691,612, which expires between 2006 and 2017. A reconciliation of the differences between the Federal statutory tax rate of 35% and the Company's effective income tax rate is as follows:

                                                                                             June 30,
                                                                                     1999               1998

        Federal statutory income tax  rate                                             (35)%              (35)%
        State income taxes, net of Federal benefit                                      6
                                                                                                         -
        Permanent differences                                                           14
                                                                                                         -
        Foreign rate differential                                                     (38)
                                                                                                         -
        Increase in valuation allowance                                               140                  35
                                                                                    ------           -------

        Effective income tax rate                                                     87 %                0 %
                                                                                    =====              ======


11.      STOCKHOLDERS' EQUITY

a. Common Stock - Effective March 31, 1998, the Company issued 1,850,000 shares of its common stock in exchange for all of the outstanding shares of Westbury Alloys, Inc. This merger was accounted for as a purchase. The value attributed to the shares was $100,000, which was the value of all of the outstanding shares on the books of Westbury Alloys, Inc. Additionally, in accordance with the reverse merger, the Company declared and paid a 1.057142 for one stock dividend on the Company stock outstanding. This resulted in an additional 92,500 shares of stock issued. In December 1997, the Company completed a bridge financing agreement in the amount of $700,000 which was used to repay long-term debt and to support operations. In accordance with the terms of the bridge agreement, the debt was converted into shares of the Company's common stock at the time of the reverse merger on March 31, 1998. A total of 233,333 shares of the Company's common stock were issued to the debtholders at the offering price of $3.00 per share.

In fiscal year 1998, the Company entered into an agreement whereby it issued shares of its common stock through a private placement memorandum. The proceeds of the offering, net of expenses, including the conversion of the bridge loan to common stock, was $3,034,039 from the issuance of 1,167,312 shares.

b. Warrants - As part of the loan agreement (discussed in (a) above), the debtholders received warrants to purchase 700,000 shares of the common stock of the Company at $2.25. These warrants expire on December 19, 1999. In the fourth quarter of fiscal 1999, the Company, in an attempt to raise capital, offered each warrant holder the option to convert the warrants into common stock at an exercise price of $2.00, which represented a discount of $.25 below the exercise price. As of June 1999, two warrant holders accepted this offer and exercised a total of 50,000 warrants, for which the Company recorded an expense of $12,500 related to this discount. The offer to exercise the warrants at a discount expired on June 30, 1999.

c. Stock Option Plan - Under the Company's stock option plan (Westbury Alloys, Inc.'s 1997 Omnibus Stock Incentive Plan (as amended)) (the "Plan"), which has been ratified by the shareholders of Westbury Metals Group Inc., options to purchase a maximum of 750,000 shares of common stock (subject to adjustment in the event of stock splits, stock dividends, recapitalization and other capital adjustments) may be granted to employees and outside directors of the Company. The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors, which also has the discretion as to the person to be granted the options, the number of shares subject to the options and the terms of the option agreements. The Plan is administered by the Board of Directors. All present and future employees shall be eligible to receive incentive awards under the Plan, and all present and future non-employee directors shall be eligible to receive non-statutory options under the Plan. The options are intended to receive incentive stock option tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price of shares of common stock covered by an incentive stock option shall not be less than 100% of the fair market value of such shares on the date of grant, provided that if an incentive stock option is granted to an employee who, at the time of the grant is a 10% shareholder, then the exercise price of the shares covered by the incentive stock option shall not be less than 110% of the fair market value of such shares on the date of grant. The exercise price of shares covered by a non-statutory stock option shall not be less than 85% of the fair market value of such shares on the date of grant.

            Stock option transactions during the years ended June 30, 1999 and 1998 are summarized below:



                                                                     Shares            Price Range       Average Price

                 Options outstanding - July 1, 1997
                                                                        -                -                      -
                 Options granted                                      285,000      $0.50 - $3.00           $   1.30
                 Options cancelled                                   (15,000)        $0.50                 $   0.50
                                                                    -----------     --------                --------

                 Options outstanding - June 30, 1998                  270,000      $0.50 - $3.00           $   1.40

                 Options granted                                       52,500         $3.00                $   3.00

                 Options cancelled                                   (8,500)        $0.50 - $3.00          $   2.29
                                                                     --------       --------                --------


                 Options outstanding June 30, 1999                  314,000          $3.00                 $   3.00
                                                              ---------------      --------                --------

                 Options exercisable at June 30, 1999               150,833      $0.50 - $3.00             $   2.07
                                                              ===============    =============             ========


                 Not Registered

                                                                    Stock                       Stock Options
                                                             Options Outstanding           Outstanding Exercisable
                                                        ------------------------------  ------------------------------
                                                         Weighted Avg.    Weighted                        Weighted
                                                           Remaining       Average                        Average
                      Range of              Number        Contractual     Exercise          Number        Exercise
                   Exercise Prices        Outstanding     Life (yrs.)       Price        Exercisable       Price

                       $0 .50                 167,500        8.4           $0 .50             55,833      $0 .50

                        $3.00                 146,500        9.1            $3.00             95,000       $3.00
                                            ---------                                       --------

                                              314,000                                        150,833
                                            =========                                        =======



            Of the options granted for the fiscal year ended June 30, 1998, 167,500 are exercisable in equal installments over a three-year period from date of grant, 50,000 are exercisable in equal installments over a two-year period from date of grant and 50,000 were immediately exercisable. Of the option granted for the fiscal year ended June 30, 1999, 16,500 are exercisable in equal installments over a three-year period from date of grant, 10,000 are exercisable one year from date of grant and 20,000 were immediately exercisable. The exercise price under each option is the fair market value of the Company's stock at the date of grant. All options expire ten years from the date of grant. There are 436,000 shares available for future grants. There have been 23,500 options cancelled under this plan.

            The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the fixed portion of its stock option plans. Had compensation cost for the Company's fixed stock options been determined based on fair value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation to Employee" ("SFAS No. 123"), the Company's net loss attributable to common shareholders and net loss per share would have increased to the pro forma amounts indicated below:


                                                           1999                              1998

                                                            As              Pro               As              Pro
                                                         Reported          Forma           Reported          Forma
              Net. loss attributable to common
                shareholders                               $(184,694)       $(262,267)       $(424,441)       $(502,694)
              Net loss per share -
              basic and diluted                             $  (0.06)       $  (0.08)        $  (0.20)        $  (0.23)


            The fair  value of each  option  grant is  estimated  on the date of
            grant  using  the  Black-Scholes   option  pricing  model  with  the
            following weighted average assumptions used for grants. The weighted average fair value of options  granted during fiscal 1999 was $1.18.
            The weighted  average  fair value of all options  granted as of June
            30, 1999 was $0.50.

                                                                                               1999          1998

              Dividend yield                                                                          0%           0%
              Expected volatility                                                                   132%           0%
              Risk-free interest rate                                                              5.78%        5.00%
              Expected option life, in years                                                                     4-5
                                                                                                4

12.      COMMITMENTS AND CONTINGENCIES

a. Lease Commitments - The Company has several operating leases consisting of a facility used for reclamation and various automobiles.

            The facility lease provides the Company with the option to purchase at the end of the lease term. The Company has no intention to exercise this purchase option at this time.

            Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:


                 Year Ending June 30,

                 2000                                          $ 96,970
                 2001                                            86,684
                 2002                                            89,556
                 2003                                            92,004
                                                              ------------

                                                               $365,214

            Rent expense for all operating leases was approximately $84,472 and $91,624 for the years ended June 30, during 1999 and 1998, respectively.

b. Employment Agreements - The Company's chief executive officer has an employment agreement expiring December 31, 2000. Under the agreement, he receives $175,000 annually plus 10% of the annual pre-tax profits of the Company in excess of $500,000 to a maximum bonus of $175,000.

            Under the terms of the Reliable acquisition, the Company entered into a three-year employment agreement with the former Reliable shareholder effective July 1, 1999, to render services in the capacity as president of the RWT subsidiary.
            Compensation during the employment agreement will be $150,000 annually.

c. Letters of Credit - An affiliate of the Company has entered into a letter of credit arrangement with an unrelated third party to provide letters of credit in the amount of $2,600,000 to guarantee the debt to a lender. During fiscal 1999 and 1998, the Company paid fees of $21,807 for these letters of credit. Subsequent to year-end, this letter of credit arrangement and related guarantee was terminated as a result of the Company entering into a new credit agreement with a different lender.

d. Consulting Services - In fiscal 1996, the Company entered into a five-year consulting agreement with a former principal of Westbury Alloys, Inc. for an annual fee of $10,000.

e. Litigation - The Company is subject to litigation in the ordinary course of its business. The Company believes it has meritorious defenses in all material pending lawsuits and that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

13.      RELATED PARTY TRANSACTIONS

a. An officer of the Company is affiliated with a legal firm which provided services to the Company in the amount $55,485 and $67,641 for fiscal 1999 and 1998, respectively.

b. A Director of the Company is affiliated with a credit corporation which provides financing under the revolving credit agreement. Total interest and financing fees paid to the credit Corporation in fiscal 1999 was $139,250.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

       Selected cash payments and noncash activities were as follows:

                                                                                    1999             1998

         Cash paid during the year for:
         Interest                                                                     $ 252,443        $164,454

         Noncash investment and financing activities:
         Acquisition of business assets by assuming
           liabilities (See Note 3)                                                   2,292,578
                                                                                                              -
         Purchase of Land and Building:
           Fair value of assets acquired                                              $ 544,342
                                                                                                              -
           Cash Paid                                                                 (219,342)
                                                                                                       -
         Liabilities assumed                                                          $ 325,000         $
                                                                                                              -
           Capital lease obligations                                                     79,500
                                                                                                              -
           Loan obligations to finance purchase of vehicles                              21,454               -

15.      INDUSTRY SEGMENTS

       In 1997, the Financial Accounting Standard Board issued SFAS No. 131, Disclosure About Segments at an Enterprise and Related Information, which establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements.

       The Company operates in three reportable segments, industrial commodities management, manufacturing, and refining. The Industrial Commodities Management segment consists principally of the sale of precious metals to end users. The Manufacturing segment provides silver in various forms and shapes, plating salt, tin and tin-lead anodes which are used in manufacturing to consumers of the Company. The Refining segment provides refining services to customers of the Company. The Corporate segment combines activity for nonreportable segments.

                                              Industrial
                                             Commodities
                                              Management    Manufacturing     Refining        Corporate     Consolidated

        YEAR ENDED JUNE 30, 1999

          Sales to unaffiliated customers     $ 20,224,000     $ 8,908,000     $ 5,338,000               $    $ 34,470,000
                                                                                                         -
          Transfers between segments
                                            -----          ------------------------------------
                                              23,783,000          -               -          (23,783,000)         -
                                              ------------        --------        --------   -------------        -

          Total revenues                    $ 44,007,000     $ 8,908,000     $ 5,338,000    $(23,783,000)   $ 34,470,000
                                            ==============   =============   =============  ==============  ============

          Interest expenses                   $   64,000      $   89,000      $  102,000      $   21,000      $  276,000
                                              ============    ============    ============    ============    ==========
          Total Assets                      $    981,000      $4,730,000      $2,524,000     $  922,000      $9,157,000

          Depreciation and amortization       $    2,000      $   33,000      $  122,000      $   10,000      $  167,000
                                              ============    ============    ============    ============    ==========

          Income (Loss) before income tax
            benefit provision                 $    2,000     $  (133,000)      $  74,000     $   (42,000)     $  (99,000)
                                              ============   =============     ===========   =============    ===========

          Income provisions                   $   77,000   $      -            $   9,000          $           $   86,000
                                              ============ ===============     ===========        ========    ==========
                                                                                                  -


16.      CONCENTRATION OF CREDIT RISK

       The Company maintains its cash in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk.

       In fiscal 1999, the Company had two customers which accounted for approximately 15.1% and 9.2% of consolidated revenue. As of June 30, 1999, the accounts receivable balance for these customers were approximately $774,000 and $0, respectively.
17.      SUBSEQUENT EVENTS

       In July 1999, RWT, International and Alloys (the "Co-borrowers") entered into a two year revolving credit agreement with a bank under which it may borrow up to $12,000,000. Of this total, $7,000,000 has been designated for the consignment of precious metals, $1,000,000 for a forward contract facility, and the remaining balance may be utilized to meet working capital requirements. Interest on the consignment of precious metals accrues at the Gold Cost of Funds rate plus 2.50%. Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5%. Borrowings for the consignment of precious metals is limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivables. The facility is secured by the assets of the Co-borrowers, and guaranteed by WMG. The agreement requires the Company to maintain certain financial ratios and other financial conditions. The Company has agreed to pay fees of .375% on the unused amount of the facility.

In addition, in July 1999, the Co-borrowers and WMG received a two year subordinated term note (the "Note") in the amount of $2,000,000 from a financing company. Interest on the Note accrues at a rate equal to prime plus 4% and is payable monthly. The principal portion of the Note becomes due July 2001. In conjunction with the issuance of the Note, the Company granted 90,000 warrants to purchase the Company's common stock at an exercise price of $3.00, which represents the fair market value of the stock on the date of issuance. The warrants are exercisable July 2000 and expires July 2009. ******

WESTBURY METALS GROUP, INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------------------------

Column A                                   Column B                       Column C                 Column D        Column E

                                                                         Additions
                                                              ---------------------------------
                                                                                     Charged to
                                                Balance,        Charged to           Other                            Balance,
                                              Beginning          Cost and           Accounts         Deductions         End
Description                                    of Period         Expenses            - describe      - describe      of Period

Year ended June 30, 1998:                       $ -              $  -               $ -               $ -             $  -
                                                ----------       -----------        ----------        ----------      ----
  Allowance for doubtful accounts

Year ended June 30, 1999:
  Allowance for doubtful accounts               $ -               $ 17,000          $ -               $ -              $ 17,000
                                                ==========        ==========        ==========        ==========       ========


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 26, 1999 the Company appointed Deloitte & Touche, LLP as the new auditors for the Company. The change in auditors was approved by the Company's Board of Directors. There were no disagreements with the prior auditors, Citrin Cooperman & Company,LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter in their report. None of the events listed in paragraphs (B) through (D) of Regulation S-B Item 304(a)(1)(iv) occurred.




                                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers


Name                   Age            Position

Mandel Sherman         60             President, Chief Executive Officer and
                                      Director

Michael A. O'Hanlon    52             Director

Michael Riess          58             Director

David W. Sass          63             Secretary

David Nadler           52             Treasurer and Chief Financial Officer

Mandel Sherman, President, Chief Executive Officer and Director

Mandel Sherman, 60, has been the President, Chief Executive Officer and Director of Westbury since July 1996. From 1993 to 1995, Mr. Sherman acted as an independent consultant to various investment firms. From 1983 to 1993, Mr. Sherman participated in numerous real estate ventures as both an investor and manager of developments with an approximate total value in excess of $30 million. From 1975 to 1983, Mr. Sherman served as the Chief Executive Officer and President of Refinement International Company ("Refinement"), a company he founded in 1975. Refinement, a full service metals processing company with financial capabilities and capital resources in precious metals and specialty metals markets, exceeded sales of $350 million and was publicly traded on the American Stock Exchange. From 1962 to 1975, Mr. Sherman served as the President of Eastern Foundry Supplies ("EFS"), a company he founded in 1962. EFS concentrated in the recovery of precious metals from the electronic and jewelry industries. In 1967, Mr. Sherman was responsible for the sale of EFS to Whittaker Corp., a California-based Company listed on the NYSE, where Mr. Sherman remained as President with sales of approximately $10 million. Mr. Sherman received his BSBA in Business Administration from Boston University in 1959.


Michael A. O'Hanlon, Director

Michael A. O'Hanlon, 52, has been the president and chief executive officer of DVI Credit Corporation, since November, 1995 and served as executive vice president of DVI since joining DVI in March, 1993. DVI is an independent specialty finance company that conducts a medical equipment finance business and related medical receivables finance business. Mr. O'Hanlon became a director of DVI in November, 1993. Prior to joining DVI, Mr. O'Hanlon served as president and chief executive officer of Concord Leasing, Inc., and its subsidiary, U.S. Concord, Inc. for nine years. Concord Leasing provides medical, aircraft, shipping and industrial equipment financing. Previously, Mr. O'Hanlon was a senior executive with Pitney Bowes Credit Corporation. Mr. O'Hanlon received his Master of Science degree from the University of Connecticut and his Bachelor of Business Administration from the Philadelphia College of Textiles and Science.


Michael Riess, Director

Michael Riess, 58, has, since 1978, been the president of Materials Management Corporation ("MMC"), a consulting firm specializing in precious and nonferrous metals. He has headed the North American trading operations of the Gulf Oil Corporation, Brascam, Ltd. and W.C. Heraeus, GmbH. He also managed Heraeus' U.S. precious metals refining and has been involved in trading and marketing a broad range of materials, including metals, scrap, and concentrates. A graduate of Middlebury College with advanced degrees from Columbia University's Graduate School of Business and its School of International Affairs, Mr. Riess was Professor of Finance at Columbia University for eight years. He has been a member of several commodity exchanges and is a Director of the International Precious Metals Institute and the Center for the Study of Futures Markets.


David W. Sass, Secretary

David W. Sass, 63, has, for the past 38 years, been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, counsel to the Company. Mr. Sass is a director of Pallet Management Systems, Inc. a company engaged in the manufacture and repair of wooden pallets and other packaging services; a director of BarPoint.com, Inc. a company that will operate a patent pending search engine and software technology that allows consumers to search for product specific information on the internet; a director of Genisys Reservation Systems, Inc., a company engaged in the internet travel business and a member and Vice Chairman of the Board of Trustees of Ithaca College.


David Nadler, Treasurer, Chief Financial Officer

David Nadler, 52, joined the Company as the chief financial officer and controller in March, 1998. From 1993 to when he joined the Company, Mr. Nadler was a director, executive vice president, CFO and controller, with responsibility for the management of all financial and accounting functions at Merchants Overseas, E&C Imports, a Rhode Island distributor of jewelry products. From 1988 to 1993, he was a partner of the public accounting firm of Leventhal, Zupnick, Berg & Co. Prior to this, Mr. Nadler was vice president of British
American Petroleum, a publicly-traded syndicator of oil and gas drilling programs. From 1974 to 1986, he was principal of David Nadler & Company, CPA, P.C., which provided accounting, tax and financial consulting services. Mr. Nadler is a graduate of Pace University and a member of the AICPA and of the New York State Society of Certified Public Accountants.

All of Westbury's executive officers devote their full business time to the affairs of the Company.

All directors shall serve for a term of one year or until their respective successors have been duly elected and qualified. It is anticipated that outside directors will receive $500 for each meeting attended in person and $250 for each meeting attended telephonically as well as reimbursement for out-of-pocket expenses. In addition, each outside director will receive an option to purchase 15,000 shares of Common Stock at an exercise price of $3.00 per share. As of June 30, 1999, 30,000 options have been granted to directors. These options will vest as follows: 20,000 immediately and 10,000 after one year.


Item 10.        Executive Compensation




                Summary Compensation Table



Name and Principal                                                           Long-Term Compensation
Position                                     Annual Compensation                 Awards Payouts

                                                               Other
                                                               Annual    Restricted                                  All Other
                                                            Compensation   Stock         Options/         LTIP     Compen-sation
                             Year      Salary      Bonus                  Award(s)          SARs          Payouts

Mandel Sherman                                                                                                            $9,600
    President                1999    $144,231
                                                                 -            -              -               -            $6,888
                             1998    $166,154
                                                                 -            -              -               -             $ -0-
                             1997    $  -0-
                                                                                                                          $4,886
David Nadler*                1999    $106,290                    -            -              -               -
Treasurer

      *Commenced employment April 1998


Employment Agreement

On January 1, 1998, Westbury entered into a three-year employment agreement with Mr. Sherman, a stockholder, director and chief executive officer of the Company. Under the agreement, Mr. Sherman's compensation is $175,000 annually. In addition, Mr. Sherman will receive 10% of the pretax profits of the Company in each year in excess of $500,000 to a maximum bonus of $175,000. This employment agreement has been assumed by the Company upon the completion of the Merger. In addition, the Company has taken out a $1,000,000 keyman life insurance policy for Mr. Sherman.

On July 1, 1999, RWT entered into a three year employment agreement with Mr. Rajendra Shukla to render services in the capacity as president of the RWT subsidiary. Mr. Shukla's compensation during the employment period will be $150,000 annually.

Consulting Agreements

On July 22, 1996, Westbury entered into a five-year consulting agreement with Lawrence Raskin, former president of the Company's predecessor, Westbury Alloys, Inc. The Consulting Agreement also contains certain confidentiality and non-compete provisions which are operative during the term of the agreement and for given periods of time after termination thereof.

Item 11.        Security Ownership of Certain Beneficial Owners and  Management.

The following table sets forth as of September 13, 1999, the number of shares of Common Stock of the Company and the percentage of that class owned beneficially, within the meaning of Rule 13d-3 promulgated under the Exchange Act, and the percentage of the Company's voting power owned by (i) all shareholders known by the Company to beneficially own more than five percent of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group. All shares set forth in the following table are entitled to one vote per share and the named beneficial owners have sole voting and investment power. Each percentage set forth in the following table assumes the exercise of all stock options exercisable by the named individual or group as of September 13, 1999 or within 60 days thereafter.

                                                Number of Shares
Name and Address                           Beneficially Owned(1)             Percentage

Dartmouth Capital Partners(2)
210 Dartmouth Street
Pawtucket, RI 02860                                      832,500                  26.0%

Mandel Sherman(3)
Westbury Alloys, Inc.
750 Shames Drive
Westbury, NY 11590                                       450,166                  14.1%

Michael A. O'Hanlon(4)
DVI, Inc.
500 Hyde Park
Doylestown, PA 18901                                     110,000                   3.1%

Michael Riess(4)                                          10,000                     -0-
818 Lake Avenue
Greenwich, CT 06831


Directors and Officers as a Group (3)                    550,166                  17.2%


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

(4) Includes 10,000 stock options issued and vested in February 1999. An additional 5,000 stock options, not included, will be vested in February 2000.

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

On July 22, 1996, Lawrence Raskin, former president of Westbury New York signed a five (5) year consulting agreement with Westbury to serve as a consultant to Westbury in connection with transitional issues and continuing conduct of Westbury's business. Westbury signed a five year lease on its 10,200 square foot facilities at 750 Shames Drive, Westbury, New York, with Mr. Raskin. The term of the lease expires on July 31, 2003. Throughout the term of the lease, Westbury has the option to renew the lease at a mutually agreeable rental at least 30 days prior to expiration. In addition, Westbury has an option to purchase the existing facility space at the appraised fair market value, although not for less than $1.2 million for the first three years. Westbury has no current intention to exercise this option.

From time to time, Westbury borrowed funds from several affiliated investment limited partnerships. These loans were repaid in July and August, 1997. Mandel Sherman, the president, director and a principal shareholder of the Company is the general partner and manager of such affiliated entities.

In October 1997 Westbury Alloys, LLC merged into Westbury Alloys, Inc., a Delaware corporation. The membership interests in Westbury Alloys, LLC were converted into 1,850,000 shares of common stock of Westbury Alloys, Inc. in proportion to the interest held by each member.

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

In July 1996, the original members of Westbury Alloys, LLC, subscribed for membership interests of $100,000, in the aggregate, in Westbury Alloys, LLC. Such interests were converted into Westbury Common Stock at the time of the merger between Westbury Alloys, LLC and Westbury.

On March 31, 1998, the Company completed a reverse merger of its wholly owned subsidiary, Westbury Acquisition Corp. a New York corporation ("WAC") with Westbury Alloys, Inc., a Delaware corporation ("Westbury") pursuant to which Westbury has become a wholly owned subsidiary of the Company. Westbury provides a broad range of processing and refining services in connection with the reclamation of precious and specialty metals from scrap materials. Pursuant to the merger, the principals of Westbury have become the principals of the Company and are now the largest shareholders of the Company.

In order to maintain and maximize the current sales growth of West Tech, Inc., a borrowing facility of $2,000,000 for the financing of accounts receivable has been approved by a commercial lender and became available on October 1, 1998. A Director of the Company is an Officer of the commercial lender.

The Company paid to the firm of McLaughlin & Stern, LLP during the year ended June 30, 1999, the sum of $55,485 for various legal services. David W. Sass, the Secretary of the Company, is a member of said firm.

The Company paid to DVI Business Credit Corporation ("DVI")during the year ended June 30, 1999, the sum of $139,250 for interest and financing fees related to the $2,000,000 credit line established for the financing of accounts receivable. Michael A. O'Hanlon a Director of the Company is the President and Chief Executive Officer of DVI.

                                                      PART IV

Item 13.        Exhibits and Reports on Form 8-K.

Schedules and Reports on Form 8-K


(A)(1) The following financial statements are included in Part II, Item 7:

Reports of Independent Auditors'

Consolidated Balance Sheet as of June 30, 1999.

Consolidated Statements of Operations for the Years Ended June 30, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999 and 1998.

Consolidated Statements of Cash Flows for the Years Ended June 30,1999 and 1998


Notes to Consolidated Financial Statements
Schedule 11 - Valuation and Qualifying Accounts
Other schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

(B)    Reports on Form 8-K

                         April 26, 1999-Item-4 and Item-7.
                         May 5, 1999-Item-2 and Item-7.
                         June 30,1999- Item-2, Item-5 and Item-7

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

Dated:  September 28, 1999

                          WESTBURY METALS GROUP, INC.


                          By:             /s/ Mandel Sherman
                                              Mandel Sherman,President


       Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                                     Titles                   Date


/s/ Mandel Sherman              President, Chief Executive   September 28, 1999
 Ma ndel Sherman                Officer and Director



/s/ Michael A. O'Hanlon         Director                     September 28, 1999
-----------------------
Michael A. O'Hanlon


/s/ Michael Riess               Director                     September 28, 1999
Michael Riess



/s/ David Nadler                Treasurer, Chief Financial
David Nadler                      Officer                    September 28, 1999