Form 10QSB
period 1999-09-30
WESTBURY METALS GROUP INC
filed 1999-11-18
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                   Commission file
September 30, 1999                                       Number 33-42408-NY

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As at November 15, 1999, 3,257,312 shares of the issuer's Common Stock, $.001 par value, were outstanding.

                           WESTBURY METALS GROUP, INC.

                                   FORM 10-QSB

                    For the Quarter Ended September 30, 1999

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                              Page

         Consolidated   Balance  Sheets  as  of
           September  30,  1999  and  June 30,1999.........................1
         Consolidated  Statements of Operations for
           the  three  months ended September 30, 1999 and 1998............2
         Consolidated Statements of Cash Flows for the three
           months ended September 30, 1999 and 1998........................3
         Notes to Consolidated Financial Statements.......................4-7


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................8-12





                           PART II - OTHER INFORMATION


SIGNATURES..................................................................13


                                    WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------

                                                                                 SEPTEMBER 30,           JUNE 30,
                                                                                      1999                 1999
ASSETS                                                                             (UNAUDITED)

CURRENT ASSETS:
  Cash                                                                                 $   125,169         $ 1,242,230
  Accounts receivable, net of allowance of $17,000                                       3,082,028           2,824,949
  Inventory (Note 3)                                                                     2,570,152           1,076,237
  Prepaid expenses and other current assets                                                392,222             161,364
                                                                              --------------------- -------------------
           Total current assets                                                          6,169,571           5,304,780
                                                                              --------------------- -------------------

PROPERTY, PLANT AND EQUIPMENT - Net                                                      2,250,817           2,273,233

GOODWILL, Net of accumulated amortization of
      $116,997 and   $80,720 respectively                                                1,393,046           1,410,480

OTHER ASSETS                                                                               310,015             168,452
                                                                              --------------------- -------------------
TOTAL ASSETS                                                                          $ 10,123,449         $ 9,156,945
                                                                              ===================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                               $  1,598,472          $  611,574
  Due to former Reliable shareholder                                                          -              1,192,578

  Current portion of long-term debt (Note 4)                                             2,020,944           1,721,758
  Due to customers                                                                         727,470           1,773,663
                                                                              --------------------- -------------------
           Total current liabilities                                                     4,346,886           5,299,573
                                                                              --------------------- -------------------
LONG-TERM DEBT  (Note 5)                                                                 3,304,939           1,342,369

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized,  50,000,000 shares;  3,257,312 and
    3,247,312 shares issued and outstanding as of
    September 30, 1999 and 1998, respectively
                                                                                             3,257               3,247
  Capital in excess of par value                                                         3,327,299           3,284,329
  Accumulated  comprehensive loss
                                                                                          (68,275)            (60,678)
  Accumulated deficit                                                                    (790,657)           (711,895)
                                                                              --------------------- -------------------
           Total stockholders' equity                                                    2,471,624           2,515,003
                                                                              --------------------- -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 10,123,449         $ 9,156,945
                                                                              =========================================
                 See notes to consolidated financial statements


                                      WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
                                                                                        FOR THE THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                               (UNAUDITED)

                                                                                     1999                   1998
                                                                              --------------------  ----------------------
REVENUE:
  Precious metal sales                                                               $ 17,495,095           $   4,906,229
  Refining                                                                              2,216,654                 420,240
                                                                              --------------------  ----------------------
           Total revenue                                                               19,711,749               5,326,469
                                                                              --------------------  ----------------------

COST OF SALES:
  Cost of precious metal sales                                                         16,785,709               4,459,215
  Cost of refining                                                                      1,785,786                 141,971
                                                                              --------------------  ----------------------
           Total cost of sales                                                         18,571,495               4,601,186
                                                                              --------------------  ----------------------
GROSS PROFIT                                                                            1,140,254                 725,283
                                                                              --------------------  ----------------------

OPERATING EXPENSES:
  Selling, general and administrative expenses
                                                                                          875,290                 634,482
  Depreciation and amortization                                                           113,614                  33,808
                                                                              --------------------  ----------------------
           Total operating expenses
                                                                                          988,904                 668,290
                                                                              --------------------  ----------------------
EARNINGS FROM OPERATIONS
                                                                                          151,350                  56,993
                                                                              --------------------  ----------------------

OTHER EXPENSES (INCOME):
  Interest expense
                                                                                          231,364                  36,208
  Interest income
                                                                                          (1,252)                 (4,180)
  Other income
                                                                                                -                 (6,193)
                                                                              --------------------  ----------------------
           Total other expenses
                                                                                          230,112                  25,835
                                                                              --------------------  ----------------------
(LOSS) EARNINGS BEFORE PROVISION FOR INCOME TAXES
                                                                                         (78,762)                  31,158
PROVISION FOR INCOME TAXES
                                                                                               -                   6,017
                                                                             --------------------  ----------------------
NET (LOSS) INCOME                                                                    $   (78,762)             $    25,141
                                                                              ====================  ======================
NET(LOSS) INCOME  PER SHARE - Basic                                                   $    (0.02)             $      0.01
                                                                              ====================  ======================
NET(LOSS) INCOME  PER SHARE - Diluted                                                 $    (0.02)             $      0.01
                                                                              ====================  ======================
WEIGHTED AVERAGE NUMBER OF SHARES  OUTSTANDING;
            Basic                                                                       3,257,586               3,197,312
                                                                              ====================  ======================
           Diluted                                                                      3,257,586               3,522,312

                                                                              ====================  ======================


                                                  See notes to consolidated financial statements

                              WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                          (UNAUDITED)

                                                                                    1999                 1998
                                                                             ------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                   ($78,762)               $25,141
  Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
    Depreciation and amortization
                                                                                        113,614                33,808
    Warrant conversion inducement charge                                                                     -
                                                                                          2,500
    Changes in assets and liabilities:
       Inventory
                                                                                    (1,493,915)               529,169
       Accounts receivable
                                                                                      (257,079)             (641,223)
       Prepaid expenses and other current assets
                                                                                      (230,858)             (889,366)
       Other noncurrent assets
                                                                                      (122,438)                31,289
       Due to customers
                                                                                    (1,046,193)               111,239
    Accounts payable and accrued expenses
                                                                                        986,898               332,147
                                                                             ------------------- ---------------------

           Net cash used in operating activities
                                                                                    (2,126,233)             (467,796)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Equipment additions
                                                                                       (67,486)             (239,270)
                                                                             ------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder
                                                                                    (1,192,578)                     -
  Proceeds from issuance of subordinated debt
                                                                                      2,000,000                     -
  Net proceeds from credit line
                                                                                        295,321                     -
  Repayment of long-term
debt                                                                                   (46,085)                     -
  Proceeds from stock warrants exercised
                                                                                         20,000                     -
                                                                             ------------------- ---------------------

           Net cash provided by financing activities
                                                                                      1,076,658                     -
                                                                             ------------------- ---------------------

NET  DECREASE IN CASH
                                                                                    (1,117,061)             (707,066)

BEGINNING CASH BALANCE
                                                                                      1,242,230               877,520
                                                                             ------------------- ---------------------

ENDING CASH BALANCE                                                                 $   125,169           $   170,454
                                                                             =================== =====================

                                       See notes to consolidated financial statements



NOTE 1- GENERAL

The  accompanying  consolidated  financial  statements  as of and for the  three months ended September 30,1999 and 1998 include the accounts of Westbury Alloys,
Inc.("Westbury"),   Alloy  Trading  S.A.  ("Alloy"),  Reliable-West  Tech,  Inc.
("RWT"),  Westbury  International,   Inc.  ("International"),   Westbury  Realty
Management   Corp.   ("Realty"),   and  Westbury  Metals  Group,   Inc.  ("WMG")
(collectively, the "Company").

In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three month periods ended September 30, 1999 and 1998, the financial position at September 30, 1999 and the cash flows for the three month periods ended September 30, 1999 and 1998, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's
Annual Report on Form 10-K for the fiscal year ending June 30, 1999 as filed with the Securities and Exchange Commission.

The interim financial results are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITION

Effective June 30, 1999, the Company purchased assets consisting of land, building, inventory, customer lists, and the business name from Reliable
Corporation for $2,350,655, including related acquisition costs of $58,077. The acquisition was accounted for as a purchase. Accordingly, the assets of the acquired business are included in the consolidated balance sheet as of June 30, 1999. The acquisition was financed through amounts payable to the former owner of Reliable. A cash payment of $1,192,578 was made on July 16, 1999, with the remaining balance financed through the issuance of promissory notes which bear interest at an annual interest rate of 7% and are payable over six years. The purchase price exceeded the fair value of net assets acquired by $1,190,000, which is being amortized on a straight-line basis over 20 years.

NOTE 3 - INVENTORIES

Inventories  are  stated at  current  market  value.  Consistent  with  industry
practice,   some  of  the  Company's  gold,   platinum,   palladium  and  silver
requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned precious metals remains with the Consignor. The value of consigned precious metals held by the Company is not included in the Company's balance sheet. On September 30, 1999, the Company held $5,016,517 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals which have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 4 - LONG TERM DEBT

In July 1999, RWT, International and Alloys (the "Co-borrowers") entered into a two year revolving credit agreement with a bank under which it may borrow up to $12,000,000. Of this total, $7,000,000 has been designated for the consignment of precious metals, $1,000,000 for a forward contract facility, and the remaining balance may be utilized to meet working capital requirements. Interest on the consignment of precious metals accrues at the Gold Cost of Funds rate plus 2.50% (5.85% at September 30, 1999). Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5%
(8.75% at September 30, 1999). Borrowings for the consignment of precious metals is limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivables. The facility is secured by the assets of the Co-borrowers, and guaranteed by WMG. The agreement requires the Company to maintain certain financial ratios and other financial conditions.
The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The Company was in default of certain financial covenants at September 30, 1999 and has received a waiver from the bank.

NOTE 5 - SUBORDINATED DEBT

In July 1999, the Co-borrowers and WMG issued a two year  subordinated term note
(the "Note") for the receipt of $2,000,000 from a financing company. Interest on the Note accrues at a rate equal to prime plus 4% and is payable monthly. The principal portion of the Note becomes due July 2001. In conjunction with the issuance of the Note, the Company granted 90,000 warrants to purchase the Company's common stock at an exercise price of $9.00.

NOTE 6 - NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss)  income  per  common  share is  calculated  using the  weighted average number of common shares  outstanding  during the period.  Diluted (loss)
income per share is calculated by including all dilutive potential common Shares such as stock options and warrants. A reconciliation  between the numerators and denominators of the basic and diluted net income per common share is as follows:
                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                                  1999              1998
                                                                                                  ----              ----
Net (loss) income  (numerator for basic and
diluted net (loss) income per common share)                                                $   (78,762)           $ 25,141
                                                                                              ---------           ------
Weighted average common shares
   (denominator for basic net (loss) income
    per common share)                                                                        3,257,586           3,197,312

Effect of dilutive securities:
Employee stock options                                                                           -                 325,000
                                                                                             ---------           ---------

Weighted average common and potential common shares
outstanding (denominator
 For diluted (loss) income per common share)                                                  3,257,586         3,522,312
                                                                                             -----------       ----------
Net (loss) income per common share-Basic                                                      $   (0.02)      $      0.01
                                                                                             -------------    ------------

Net (loss)income  per common share-Diluted                                                    $   (0.02)      $       0.01
                                                                                             --------------    -------------
Potential common shares are not included for the quarter ended
September 30, 1999 because they would be anti-dilutive.


NOTE 7 - INDUSTRY SEGMENTS

The Company operates in three reportable segments, industrial commodities management, manufacturing, and refining. The Industrial Commodities Management segment consists principally of the sale of precious metals to end users. The
Manufacturing segment provides silver in various forms and shapes, plating salt, tin and tin-lead anodes which are used in manufacturing to consumers of the Company. The Refining segment provides refining services to customers of the Company. The Corporate segment combines activity for non-reportable segments.

                                           Industrial
                                           Commodities
                                           Management   Manufacturing     Refining        Corporate      Consolidated

Three months ended September 30, 1999

  Sales to unaffiliated customers         12,397,164   $ 5,097,931    $  2,216,654      $              $ 19,711,749

  Transfers between segments            $  5,764,307          -              -          $ (5,764,307)       -

           Total revenues               $ 18,161,471    $ 5,097,931    $  2,216,654     $ (5,764,307)   $ 19,711,749


           Interest expenses            $  72,364       $    62,155    $     15,253     $     81,593    $    231,364

  Depreciation and amortization         $     504       $    66,381    $     38,977     $      7,752    $    113,614

  (Loss) Income before income tax
    Benefit provision                   $  (26,482)     $    86,935    $     61,930     $   (201,145)    $   (78,762)

                                           Industrial
                                           Commodities
                                           Management   Manufacturing     Refining        Corporate      Consolidated

Three months ended September 30, 1998

  Sales to unaffiliated customers           $ 2,685,440    $ 2,220,789      $  420,240    $               $ 5,326,469
                                                                                              -
  Transfers between segments                $ 6,744,478           -                -      $ (6,744,478)           -

           Total revenues                   $ 9,429,918    $ 2,220,789     $   420,240     $ 6,744,478      $ 5,326,409

           Interest expenses                $    25,616    $      -        $    10,436     $       156      $    36,208


  Depreciation and amortization             $       662    $    6,959      $    26,187      $    -          $    33,808


  Income (Loss) before income tax
    Benefit provision                        $  170,355     $   27,564     $   (160,714)    $   (6,047)      $   31,148



NOTE 8 - COMPREHENSIVE LOSS

Effective June 30, 1999, the Company  adopted  Statement of Financial  Standards
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements.

SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

Changes in stockholders' equity and comprehensive loss during the three months ended September 30, 1999:
                                                       Three Months Ended
                                                           September 30

                                                              1999
                                                            --------

Net (loss) income                                        $  (78,762)
Foreign currency translation adjustment                      (7,597)
                                                         --------------
Total                                                    $ ( 86,359)
                                                         ---------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking Statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified in this Form 10-QSB and as may be identified from time to time in the Company's future filings with the SEC.

General

       The Company has positioned itself through its subsidiaries to engage in four significant areas of the precious metals business.

o Westbury International, Inc.
     Commodity and risk management services, including metals leasing, financing arrangements, cash and forward purchases and sales for internal metals management requirements. This newly formed entity is responsible for the ongoing management and operations of the Peruvian subsidiary, which is 98 percent owned by the Company.

     It is expected that long-term contracts for metals will be entered into for both the procurement and sales of precious metals on both a domestic and international basis.

o Reliable-West Tech, Inc. ("RWT")
     Manufacture and sale of precious and base metal products for use by industry.

o Westbury Alloys, Inc.
     Refining services to accumulators and manufacturers of precious metals.

o West-Cat (trade name)
     Catalyst procurement and collection for the purpose of processing and recovery of platinum group metals. Revenues from this activity are combined with refining revenues.

Results of Operations

         The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Statements of Operations for the indicated three month periods ended September 30.

                          1999        1998
                         ------     -------
Revenues:
Sales                    88.8%        92.1%
Refining                 11.2          7.9
                        -----        -------
Total Revenues          100.0%       100.0%
                        ------       ------

The net (loss) income for the three months ended September 30, 1999 and September 30, 1998 was ($78,762) and $25,141, respectively. The net (loss) income per diluted share for the three months ended September 30, 1999 and September 30, 1998 was ($.02) and $.01 respectively.

Comparison of Three Months Ended September 30, 1999 versus Three Months Ended September 30, 1998

         Revenues were $19,711,749 for three months ended September 30, 1999 compared to $5,326,469 for three months ended September 30, 1998. Of the total increase, $12,588,866 related to our industrial product sales and our industrial commodities management divisions, while $1,796,414 related to our refining and processing activities. The increases at our industrial product sales and our industrial commodities management divisions are directly related to the new financing arrangement with the bank, the acquisition of Reliable Corporation, and the expansion of the operations of the refining division.

         Through the diversification of the refining area and greater efficiencies in the catalyst operations, net refining revenues for three months ended September 30, 1999 were $2,216,654 compared to $420,240 for the three months ended September 30, 1998 for an increase of $1,796,414.

         RWT commenced operations on April 1, 1998 and acquired substantially all of the assets of Reliable Corporation on June 30, 1999. For the three months ended September 30, 1999, this subsidiary recorded gross revenues of $5,097,931. The industrial products management division which started business in July 1998 was responsible for an additional $12,397,164 in gross revenues for the three months ended September 30, 1999. The revenues relate to precious metal sales to industrial end users. Combined product and precious metal sales were $17,495,095 for the three months ended September 30, 1999 compared to $4,906,229 for the three months ended September 30, 1998, resulting in an increase of $12,588,866.

         The percentage of total revenues for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 by revenue source were as follows: product and precious metal sales were 88.8% and 92.1%, respectively, and refining revenues were 11.2% and 7.9%, respectively.

         Cost of precious metal sales were $16,785,709 or 95.9% of sales for three months ended September 30, 1999 compared to $4,459,215 or 90.9% of sales for three months ended September 30, 1998. This increase of 5.0% in cost of sales is due to the nature of precious metals sales at the industrial products management division, which are high volume and low margin transactions.

         Cost of refining revenues were $1,785,786 or 80.6% of refining fees for three months ended September 30, 1999 compared to $141,971 or 33.8% of refining fees for three months ended September 30, 1998. This increase of 46.8% in cost of refining is primarily due to the increased activity in catalysts and the related labor, facility and transportation costs.

         Selling, general and administrative expenses increased by $240,808 or 38%, from $634,482 for the three months ended September 30, 1998 to $875,290 for the three months ended September 30, 1999. This increase is the result of new employees hired at the sales, and operations levels to facilitate the expansion of RWT.

         Depreciation and amortization expense was $113,614 for the three months ended September 30, 1999 compared to $33,808 for the three months ended
September 30, 1998. This increase of $79,806, or 236%, was due to the depreciation on the acquired building, machinery and equipment, and related goodwill from the acquisition of Reliable Corporation.

         Interest expense was $231,364 for the three months ended September 30, 1999 compared to $36,208 for the three months ended September 30, 1998. The increase of $195,156 or 539% was primarily due to the expanded credit facility with a bank along with debt service for the Reliable Corporation acquisition and interest charges for subordinated debt.


Liquidity, Capital Resources and Other Financial Data

Operating activities

         Net cash used in operating activities was ($2,192,233) for the three months ended September 30, 1999 compared to ($467,796) for the three months ended September 30, 1998 which represents an increase of $1,724,437. There was an increase in working capital of $1,822,685 which was primarily due to an increase in inventory and partially offset by a decrease in due to customers.


Investing activities

Net cash used in investing activities for the three months ended September 30, 1999 was ($67,486) and primarily included the acquisition of equipment for the processing of materials from the film industry.

Net cash used in investing activities in three months ended September 30, 1998 included the acquisition of the 900 Shames Drive, Westbury, NY facility, for $510,000, which is primarily used for the processing of catalysts, as well as for administrative offices.

Financing activities

         Net cash provided by financing activities for the three months ended September 30, 1999 is primarily due to the proceeds received under the new revolving credit agreement which commenced in July 1999, as well as from the issuance of a note for $2,000,000 in subordinated debt. This was primarily offset by the repayment of the note payable to the former Reliable shareholder in the amount of $1,192,578.

       During the three months ended September 30, 1999, the Company issued 10,000 shares of common stock to warrant holders at an exercise price of $2.00 per share for net proceeds of $20,000.

     The Company has been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Inventories are stated at market value. Consistent with other companies that refine and produce precious metal fabricated products, customers and suppliers on a consignment basis furnish some of the Company's gold, platinum, palladium and silver requirements. Title to the consigned precious metals remains with the Consignor. The value of consigned gold, platinum, palladium and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At September 30, 1999 the Company held $5,016,517 of precious metal under a consignment agreement with a bank for which the Company is charged a consignment fee based on current market rates. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold, platinum, palladium and silver supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned precious metals.

         On July 13, 1999 the Company entered into a financing agreement with a bank for a $12,000,000 credit facility used for working capital requirements. The Company was charged an origination fee of .5% of the available line, an underutilized loan fee of .375% and interest at the prime rate plus .5% for cash transactions and libor plus 2.5% for precious metals transactions.

Year 2000

         Many currently installed computer systems, software products and manufactured products that utilize microprocessors are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates. This is commonly referred to as the "Year 2000 issue". The Company is aware of the Year 2000 issue and during fiscal 1998 commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). This program has been substantially completed and will be finalized before year end.

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

         As of September 30, 1999, the results of the assessment being conducted under the Y2K Program were as follows:

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

Recent Pronouncements of the Financial Accounting Standards Board


         Recent pronouncements of the Financial Accounting Standards Board which are not required to be adopted at this date include Statement of Financial Standards No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as deferred by SFAS No. 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. Based upon current data, the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

Forward Looking Statements

         Management has been concentrating on building market share at RWT through its internal sales force. With the acquisition of Reliable management anticipates annual sales at RWT to increase 300% from the prior fiscal year.

         Due to the current constraints on working capital resulting from the $1 million in cash required for the Reliable acquisition, management has elected to reduce activities at its Peruvian subsidiary. This resulted in reduced anticipated net profit for the three months ended September 30,1999 of approximately $100,000. Management expects that the operations in Peru will increase revenues and profitability by the third quarter of fiscal 2000.

         At this time management has entered into an agreement with an investment banking organization to raise additional equity. The success of this activity will have a significant impact on the ability of Westbury Metals Group to reach its goals of greater sales volumes and increased profits.

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




Date:    November 17, 1999