Form 10QSB
period 1999-12-31
WESTBURY METALS GROUP INC
filed 2000-04-07
CIK 878722

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                         Commission file
December 31, 1999                                             Number 33-42408-NY

                           WESTBURY METALS GROUP, INC.
             (Exact name of registrant as specified in its charter)

New York                                                     11-3023099
--------                                                     ----------
(State or other jurisdiction of                     (IRS Employer Identification
Incorporation)                                       Number)

                    750 Shames Drive, Westbury, New York 11590
                    ------------------------------------------
                    (Address of principal executive offices)

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

Yes           X            No
         -----------              -----------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                        No
         -----------              -----------


APPLICABLE ONLY TO CORPORATE ISSUERS
As at March 26, 2000, 5,270,028 shares of the issuer's Common Stock, $.001 par value, were outstanding.

                           WESTBURY METALS GROUP, INC.

                                   FORM 10-QSB

                     For the Quarter Ended December 31, 1999

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                              Page

   Consolidated Balance Sheets as of December 31, 1999 and June 30,1999....................2
   Consolidated Statements of Operations for the Three and Six Months Ended
     December 31, 1999 and 1998............................................................3
   Consolidated Statements of Cash Flows for the Six Months Ended
     December 31, 1999 and 1998............................................................4
   Notes to Consolidated Financial Statements.............................................5-8


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS....................................................9-15


                           PART II - OTHER INFORMATION


SIGNATURES................................................................................16

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                         DECEMBER 31,     JUNE 30,
                                                                             1999           1999
                                                                             ----           ----
ASSETS                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                  $  1,364,776    $  1,242,230
  Accounts receivable, net of allowance of $20,130 and $17,000,            2,939,228       2,824,949
  respectively
  Inventory (Note 3)                                                       2,780,730       1,076,237
  Prepaid expenses and other current assets                                  323,123         161,364
                                                                        ------------    ------------

           Total current assets                                            7,407,857       5,304,780
                                                                        ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - Net                                        2,256,605       2,273,233


GOODWILL - Net                                                             1,375,612       1,410,480

OTHER ASSETS                                                                 240,046         168,452
                                                                        ------------    ------------

TOTAL ASSETS                                                            $ 11,280,120    $  9,156,945
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $    879,405    $    611,574
  Due to former Reliable shareholder                                            --         1,192,578
  Notes payable and current portion of long-term debt (Note 4)             1,725,827       1,721,758
  Due to customers                                                           770,560       1,773,663
                                                                        ------------    ------------

           Total current liabilities                                       3,375,792       5,299,573
                                                                        ------------    ------------

LONG-TERM DEBT  (Notes 4 & 5)                                              2,680,633       1,342,369

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized, 50,000,000 shares;
  4,470,614 and 3,247,312 shares issued and outstanding, respectively          4,470           3,247
  Capital in excess of par value                                           6,571,951       3,284,329
  Accumulated comprehensive loss                                             (73,322)        (60,678)
  Accumulated deficit                                                     (1,279,404)       (711,895)
                                                                        ------------    ------------

           Total stockholders' equity                                      5,223,695       2,515,003
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 11,280,120    $  9,156,945
                                                                        ============    ============


                 See notes to consolidated financial statements.

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  DECEMBER 31,                 DECEMBER 31,
                                                                                               (UNAUDITED)
                                                      -----------------------------    ----------------------------

                                                            1999            1998            1999           1998
                                                       ------------    ------------    ------------    ------------
REVENUE:
  Precious metal sales                                 $ 13,583,195    $  7,366,420    $ 31,078,290    $ 12,272,649
  Refining                                                3,179,855       1,901,468       5,396,509       2,321,708
                                                       ------------    ------------    ------------    ------------
           Total revenue                                 16,763,050       9,267,888      36,474,799      14,594,357
                                                       ------------    ------------    ------------    ------------
COST OF SALES:
  Cost of precious metal sales                           13,597,620       6,901,095      30,383,330      11,360,310
  Cost of refining                                        2,405,526       1,766,544       4,191,312       1,908,515
                                                       ------------    ------------    ------------    ------------
           Total cost of sales                           16,003,146       8,667,639      34,574,642      13,268,825
                                                       ------------    ------------    ------------    ------------
GROSS PROFIT                                                759,904         600,249       1,900,157       1,325,532
                                                       ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Selling, general and administrative expenses              952,583         540,417       1,827,873       1,174,899
  Depreciation and amortization                             120,674          39,378         234,288          73,186
                                                       ------------    ------------    ------------    ------------
           Total operating expenses                       1,073,257         579,795       2,062,161       1,248,085
                                                       ------------    ------------    ------------    ------------
(LOSS) INCOME FROM OPERATIONS                              (313,353)         20,454        (162,004)         77,447
                                                       ------------    ------------    ------------    ------------
OTHER EXPENSE (INCOME):
  Interest expense                                          183,445          33,715         414,809          69,923
  Interest income                                              --           (27,151)           --           (31,331)
  Other income                                                8,053         (22,530)          9,304         (28,723)
                                                       ------------    ------------    ------------    ------------
           Total other expense (income)                     175,392         (15,966)        405,505           9,869
                                                       ------------    ------------    ------------    ------------
(LOSS) EARNINGS BEFORE PROVISION
FOR INCOME TAXES                                           (488,745)         36,420        (567,509)         67,578
PROVISION FOR INCOME TAXES                                     --            (1,958)           --             7,974
                                                       ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                      $   (488,745)   $     38,378    $   (567,509)   $     59,604
                                                       ============    ============    ============    ============
NET (LOSS) INCOME PER SHARE - Basic
 and Diluted                                           $      (0.14)   $       0.01    $      (0.17)   $       0.02
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
         Basic and Diluted                                3,415,885       3,197,312       3,415,885       3,197,312
                                                      =============    ============    ============    ============


                 See notes to consolidated financial statements.

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                FOR THE SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                                      (UNAUDITED)
                                                                  1999           1998
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                          $  (567,509)   $    59,604

  Adjustments to reconcile net (loss) income to net
  Cash used in operating activities:
    Depreciation and amortization                                234,288         73,186

    Warrant conversion inducement charge                           2,500           --

    Changes in assets and liabilities:
       Inventory                                              (1,704,490)       835,565

       Accounts receivable                                      (114,278)    (1,048,964)

       Prepaid expenses and other current assets                (161,759)    (1,219,145)

       Other noncurrent assets                                   (71,594)        28,289

       Due to customers                                       (1,003,104)       181,457

       Accounts payable and accrued expenses                     267,830        116,717

                                                             -----------    -----------

           Net cash used in operating activities              (3,118,116)      (973,291)

                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Equipment additions                                           (170,010)      (320,631)

                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder    (1,192,578)          --

  Proceeds from issuance of subordinated debt                  2,000,000           --

  Net proceeds from credit line                                    6,184      1,053,478

  Repayment of long-term debt                                   (191,779)          --

  Repayment of subordinated debt                                (500,000)        (1,783)

  Proceeds from stock warrants exercised and
  private placement                                            3,288,845           --

                                                             -----------    -----------

           Net cash provided by financing activities           3,410,672      1,051,695

                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  122,546       (242,227)


BEGINNING CASH BALANCE                                         1,242,230        877,520

                                                             -----------    -----------

ENDING CASH BALANCE                                          $ 1,364,776    $   635,293

                                                             ===========    ===========

Supplemental cash flow information:
            Cash paid for interest                           $   365,118    $    69,923


                 See notes to consolidated financial statements.

NOTE 1 - GENERAL

The accompanying consolidated financial statements as of and for the six months ended December 31, 1999 and 1998 include the accounts of Westbury Alloys, Inc. ("Westbury"), Alloy Trading S.A. ("Alloy"), Reliable-West Tech, Inc. ("RWT"), Westbury International, Inc. ("International"), Westbury Realty Management Corp. ("Realty"), and Westbury Metals Group, Inc. ("WMG") (collectively, the "Company").

In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three- and six-month periods ended December 31, 1999 and 1998, the financial position at December 31, 1999 and the cash flows for the six-month period ended December 31, 1999 and 1998, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

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

Title to the consigned precious metals remains with the Consignor. The value of consigned precious metals held by the Company is not included in the Company's balance sheet. On December 31, 1999, the Company held $4,264,398 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 4 - REVOLVING CREDIT AGREEMENT

In July 1999, RWT, International and Alloys (the "Co-borrowers") entered into a two-year revolving credit agreement with a bank under which it may borrow up to $12,000,000. Of this total, $7,000,000 has been designated for the consignment of precious metals, $1,000,000 for a forward contract facility, and the remaining balance may be utilized to meet working capital requirements. Interest on the consignment of precious metals accrues at each metal's Cost of Funds rate plus 2.50%. The metals' Cost of Funds rates vary by the four metal categories to include gold, platinum, palladium, and silver. Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5% (Prime rate of 8.50% at December 31, 1999). Borrowings for the consignment of precious metals is limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivable. The facility is secured by the assets of the Co-borrowers, and guaranteed by WMG. The agreement requires the Company to maintain certain financial ratios and other financial conditions. The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The Company was in default of certain financial covenants at December 31, 1999 and has received a waiver from the bank.

NOTE 5 - SUBORDINATED DEBT

In July 1999, the Co-borrowers and WMG issued a two-year subordinated term note (the "Note") for the receipt of $2,000,000 from a financing company. Interest on the Note accrues at a rate equal to prime plus 4% and is payable monthly. The principal portion of the Note becomes due July 2001. In conjunction with the issuance of the Note, the Company granted 90,000 warrants to purchase the Company's common stock at an exercise price of $9.00. The Company, using the Black-Scholes Model, has determined that the value of the warrants were not significant at the issuance date. WMG repaid $500,000 of this Note during the period ending December 31, 1999.

NOTE 6 - NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                DECEMBER 31,                          DECEMBER 31,
                                                     ------------------------------------ -------------------------------------
                                                            1999             1998               1999               1998
                                                            ----             ----               ----               ----
Weighted average common shares (denominator for
  basic net (loss) income per share)                    3,415,885         3,197,512           3,415,885         3,197,312
Effect of dilutive securities:
  Employee stock options                                                    325,000                               325,000
                                                                          ---------                             ---------
Weighted average common and potential common
  shares outstanding (denominator for diluted (loss)
  income per common share)                              3,415,885         3,522,312           3,415,885         3,522,317


Potential common shares are not included for the period ended December 31, 1999 because they would be antidilutive.

NOTE 7 - INDUSTRY SEGMENTS

The Company operates in three reportable segments, industrial commodities management, manufacturing, and refining. The Industrial Commodities Management segment consists principally of the sale of precious metals to end-users. The Manufacturing segment provides silver in various forms and shapes (plating salt, tin and tin-lead anodes), which are used in the manufacturing process by customers of the Company. The Refining segment provides refining services to customers of the Company. The Corporate segment combines the activity for the non-reportable segments.


                                              Industrial
                                              Commodities
                                               Management   Manufacturing     Refining       Corporate      Consolidated
                                              -----------   -------------    ----------      ----------     ------------
Six months ended December 31, 1999

  Sales to unaffiliated customers             $ 20,552,553    $ 10,525,737   $  5,396,509    $       --      $ 36,474,799
  Transfers between segments                    12,473,381                                    (12,473,381)

           Total revenues                       33,025,934      10,525,737      5,396,509     (12,473,381)     36,474,799

           Interest expenses                       214,263          75,290         15,378         109,878         414,809

  Depreciation and amortization                      1,524         135,273         81,008          16,483         234,288

  (Loss) income before income tax
    Benefit provision                             (870,029)        261,342        411,002        (369,824)       (567,509)


                                              Industrial
                                              Commodities
                                               Management   Manufacturing      Refining       Corporate     Consolidated
                                              -----------   -------------      --------       ---------     ------------
Six months ended December 31, 1998

  Sales to unaffiliated customers                7,550,061       4,722,588      2,321,708            --        14,594,357
  Transfers between segments                    12,318,899            --             --       (12,318,899)           --

           Total revenues                       19,868,960       4,722,588      2,321,708     (12,318,899)     14,594,357

           Interest expenses                        44,616          20,486           --             4,821          69,923
  Depreciation and amortization                        842          13,452         55,796           3,096          73,186

  Income (loss) before income tax
    Benefit provision                              329,888          51,137       (255,775)        (57,672)         67,578



NOTE 8 - COMPREHENSIVE LOSS

Effective June 30, 1999, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements.

SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

Changes in stockholders' equity and comprehensive loss during the six months ended December 31, 1999:

             Net loss                                          $(567,509)
             Foreign currency translation adjustment             (12,645)
                                                              ----------
             Total comprehensive loss                          $(580,154)
                                                              ==========
NOTE 9 - PRIVATE PLACEMENT OFFERING

During the fiscal quarter ended December 31, 1999, WMG engaged an investment-banking firm and commenced a private placement offering. The offering featured a minimum of 666,667 units and a maximum of 1,833,333 units with each unit consisting of one share of WMG common stock, at a price of $3.00 per unit, and a redeemable warrant to purchase one-half share of WMG common stock at $4.00 per share. The first 666,667 units were offered on a `best efforts, all or none' basis, and the remaining 1,166,666 units on a best efforts basis. The minimum subscription called for a purchase of 10,000 units. The investment banking firm, in addition to its commission and expenses, received warrants to purchase common stock equal to 5% of the aggregate units sold, callable at prices ranging from $5.50 to $7.00 per share, and up to 250,000 investment banking warrants to purchase one share of common stock at $4.00 per share. During the quarter ended December 31, 1999, 1,082,330 units were sold and net proceeds of $2,975,406 were received. During the quarter ended March 31, 2000, WMG sold an additional 793,164 units and received net proceeds of $2,379,493. The total units sold in the offering of 1,875,494 exceeded the maximum units offered of 1,833,333 by 42,161 units or 2.30%. This resulted in additional dilution of 0.83% over that which they would have experienced had only the maximum units been sold.

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

WESTBURY INTERNATIONAL, INC.

Commodity and risk management services, including metals leasing, financing arrangements, cash and forward purchases and sales for internal metals management requirements. This newly formed entity is responsible for the ongoing management and operations of the Peruvian subsidiary, which is 98% owned by the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Statements of Operations for the indicated period.

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                DECEMBER 31,                          DECEMBER 31,
                                                     ------------------------------------ -------------------------------------
                                                            1999             1998               1999               1998
                                                            ----             ----               ----               ----
Revenues:
  Sales                                                     81.0%             79.5%               85.2%             84.1%
  Refining                                                  19.0%             20.5%               14.8%             15.9%
                                                           -----             -----                ----             -----
  Total Revenues                                             100%              100%                100%              100%
                                                           -----             -----                ----             -----

The net loss for the three months ended December 31, 1999 and September 30, 1999 was $488,745 and $78,762, respectively. The net loss per diluted share for the three months ended December 31, 1999 and September 30, 1999 was $.14 and $.02, respectively.

THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

Revenues were $16,763,050 for three months ended December 31, 1999 compared to $9,267,888 for three months ended December 31, 1998. Of the total increase, $6,216,775 related to the industrial product sales and industrial commodities management divisions, while $1,278,387 related to refining and processing activities. The increases in industrial product sales and industrial commodities management are directly related to the new financing arrangement with the bank, the acquisition of Reliable Corporation, and the expansion of the operations of the refining division.

RWT commenced operations on April 1, 1998 and acquired substantially all of the assets of Reliable Corporation on June 30, 1999. For the three months ended December 31, 1999, this subsidiary recorded gross revenues of $5,427,806. The industrial commodities management division, which started business in July 1998, was responsible for an additional $8,155,389 in gross revenues for the three months ended December 31, 1999. The revenues relate to precious metal sales to industrial end users. The combined product and precious metal sales were $13,583,195 for the three months ended December 31, 1999 compared to $7,366,420 for the three months ended December 31, 1998, resulting in an increase of $6,216,775.

Through the diversification of the refining area and greater efficiencies in the catalyst operations, net refining revenues for three months ended December 31, 1999 were $3,179,855 compared to $1,901,468 for the three months ended December 31, 1998 for an increase of $1,278,387.

The percentage of total revenues for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 by revenue source were as follows: product and precious metal sales were 81.0% and 79.5%, respectively, and refining revenues were 19.0% and 20.5%, respectively.

Cost of precious metal sales were $13,597,620 or 100.1% of sales for three months ended December 31, 1999 compared to $6,901,095 or 93.7% of sales for three months ended December 31, 1998. This 6.4% increase in cost of sales is due to lower than anticipated metal yields and accountability from catalytic converter processed materials and refining activities. The estimates used to calculate the precious metals recovery from refining catalytic converter materials was adjusted during the three months ended December 31, 1999 to more accurately reflect the current refining yields. This resulted in the decrease of the amounts recorded for precious metal recoveries and caused the sharp increase in the cost of sales for the industrial commodities management division.

Cost of refining revenues were $2,405,526 or 75.6% of refining fees for three months ended December 31, 1999 compared to $1,766,544 or 92.9% of refining fees for three months ended December 31, 1998. The decrease of 17.3% in the cost of refining is primarily due to the increased volume in catalysts. The increased volume resulted in a more efficient usage of production assets, and allowed the Company to operate at a level, which better covered the primarily fixed labor and facility costs.

Selling, general and administrative expenses increased by $412,166 or 76.3%, from $540,417 for the three months ended December 31, 1998 to $952,583 for the three months ended December 31, 1999.

This increase is the result of new employees hired at the sales and operations' levels to facilitate the expansion of RWT and the catalytic converter processing business.

Depreciation and amortization expense was $120,674 for the three months ended December 31, 1999 compared to $39,378 for the three months ended December 31, 1998. This increase of $81,296, or 206.5%, was principally due to the depreciation on the building, machinery and equipment, and related goodwill from the acquisition of Reliable Corporation.

Interest expense was $183,445 for the three months ended December 31, 1999 compared to $33,715 for the three months ended December 31, 1998. The increase of $149,730 or 444.1% was primarily due to the expanded credit facility with a bank along with debt service for the Reliable Corporation acquisition and interest charges for subordinated debt.

SIX MONTHS ENDED DECEMBER 31, 1999 TO THE SIX MONTHS ENDED DECEMBER 31, 1998

Revenues were $36,474,799 for the six months ended December 31,1999 compared to $14,594,357 for the six months ended December 31, 1998. Of the total increase, $18,805,641 related to the industrial product sales and industrial commodities management divisions, while $3,074,801 related to our refining and processing activities. The increases at our industrial product sales and our industrial commodities management divisions are directly related to the new financing arrangement with the bank, the acquisition of Reliable Corporation, and the expanded operations of the refining division.

RWT commenced operations on April 1, 1998 and acquired substantially all of the assets of Reliable Corporation on June 30, 1999. For the six months ended December 31, 1999, these subsidiary recorded gross revenues of $10,525,737. The industrial commodities management division, which started business in July 1998, was responsible for an additional $20,552,553 in gross revenues for the six months ended December 31, 1999. The revenues relate to precious metal sales to industrial end users. Combined product and precious metal sales were $31,078,290 for the six months ended December 31, 1999 compared to $12,272,649 for the six months ended December 31, 1998, resulting in an increase of $18,805,641.

Through the diversification of the refining area and the increased catalytic converter business, net refining revenues for the six months ended December 31, 1999 were $5,396,509 compared to $2,321,708 for the six months ended December 31, 1998 for an increase of $3,074,801.

The percentage of total revenues for the six months ended December 31, 1999 compared to the six months ended December 31, 1998 by revenue source were as follows: product and precious metal sales were 85.2% and 84.1%, respectively, and refining revenues were 14.8% and 15.9%, respectively.

Cost of precious metal sales were $30,383,330 or 97.8% of sales for the six months ended December 31, 1999 compared to $11,360,310 or 92.6% of sales for the six months ended December 31, 1998. This 5.2% increase in cost of sales is due to the lower than anticipated metal yields and accountability from catalytic converter processed materials and refining activity. The estimates used to calculate the precious metals recovery from refining catalytic converter materials was adjusted during the quarter ended December 31, 1999 to more accurately reflect the current refining yields. This resulted in the decrease of the amounts recorded for precious metal recoveries and caused the sharp increase in the cost of sales for the industrial commodities management division.

Cost of refining revenues were $4,191,312 or 77.7% of refining fees for the six months ended December 31, 1999 compared to $1,908,515 or 82.2% of refining fees for the six months ended December 31, 1998. This decrease of 4.5% in cost of refining is primarily due to the increased volume in catalysts, which more amply covered the primarily fixed labor and facility costs.

Selling, general and administrative expenses increased by $652,974 or 55.6% from $1,174,899 for the six months ended December 31, 1998 to $1,827,873 for the six months ended December 31, 1999. This increase is the result of new employees hired at the sales and operational levels to facilitate the expansion of RWT and the catalytic converter processing business.

Depreciation and amortization expense was $234,288 for the six months ended December 31, 1999 compared to $73,186 for the six months ended December 31, 1998. This increase of $161,102 or 220.1% was principally due to the depreciation on the building, machinery and equipment, and related goodwill from the acquisition of Reliable Corporation.

Interest expense was $414,809 for the six months ended December 31, 1999 compared to $69,923 for the six months ended December 31, 1998. The increase of $344,886 or 493.2% was primarily due to increased working capital usage of the new bank facility along with debt service for the Reliable Corporation acquisition and interest charges for the subordinated debt.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was $3,118,116 for the six months ended December 31, 1999 compared to $973,291 for the six months ended December 31, 1998, an increase of $2,144,825. Cash used in operating activities was primarily due to the net loss generated from operations, as well as increases in inventory, decreases in due to customers and the repayment of the Reliable shareholder note.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended December 31, 1999 was $170,010 and primarily included the acquisition of equipment for the processing of materials from the film industry and coin blanking tools and dies.

Net cash used in investing activities for the six months ended December 31, 1998 included the acquisition of the 900 Shames Drive, Westbury, NY facility, for $510,000, which is primarily used for the processing of catalysts, as well as for administrative offices.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended December 31, 1999 is primarily due to $3,288,845 of net capital proceeds from the private placement and exercise of stock warrants. Additionally, proceeds from the new revolving credit agreement, which commenced in July 1999, and, the issuance of a note for $2,000,000 in subordinated debt contributed to the cash provided from financing activities. The increase was offset by the repayment of the note payable to the former Reliable shareholder of $1,192,578 and the repayment of $691,779 of long-term debt, which included $500,000 related to the subordinated note.

During the six months ended December 31, 1999, the Company issued 140,972 shares of common stock to warrant holders at exercise prices of $2.00 and $2.25 per share for net proceeds of $313,438.

LIQUIDITY AND CAPITAL RESOURCES

There was an increase in working capital of $4,026,858, primarily due to the issuance of stock.

The Company had been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Inventories are stated at current market value. On July 13 1999, the Company negotiated with a bank a new revolving credit agreement, which included a precious metal consignment facility. It now may borrow on consignment and fund its gold, platinum, palladium and silver requirements. Title to the consigned precious metals remains with the Consignor. The value of consigned gold, platinum, palladium and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At December 31, 1999 the Company held $4,264,398 of precious metal under the consignment agreement with a bank for which the Company is charged a consignment fee based on current market rates. There can be no assurances that price fluctuations in the precious metals markets would not result in an interruption of the Company's gold, platinum, palladium and silver supplies and use of the precious metals consignment facility.

The July 13, 1999 financing agreement has an overall limit of $12,000,000, and it is available to finance all working capital requirements. The Company was charged an origination fee of .5% of the available line, an underutilized loan fee of .375% and interest at the prime rate plus .5% for cash transactions and the metal Cost of Funds plus 2.5% for precious metals transactions.

During the past two years, the Company has raised capital from the sale of securities and warrants to fund a portion of its cash flow needs and its business expansion. In addition, the Company entered into the above referenced financing agreement to fund its working capital. However, to date, the Company has incurred losses, and therefore has not generated sufficient cash flow to fund its overall expansion and growth plans. In order to continue its expansion and growth strategy, the Company will need to raise additional capital from either the sale of securities or the restructure of its working capital financing arrangements. There can be no assurances that the Company will be successful in raising additional capital or restructuring its working capital financing agreement. If the Company is unable to raise additional capital or further leverage its assets, then it may have to curtail some of its expansion and growth plans.

YEAR 2000

Many currently installed computer systems, software products and manufactured products that utilize microprocessors are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates. This is commonly referred to as the "Year 2000 issue." The Company was aware of the Year 2000 issue and during fiscal 1998 commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). This program was completed before year-end.

Under the Y2K Program, the Company began to assess the Year 2000 readiness of the software and computer information systems used in the internal business ("CIS") of the Company ("Company CIS"); and the CIS of its key customers.

As of December 31, 1999, the results of the assessment being conducted under the Y2K Program were as follows:

Computer Information Systems (Company CIS): The company has acquired new software and hardware to replace all non-compliant aspects of existing CIS.

Customers: The Company solicited statements of compliance from its key customers with respect to their CIS, and as of this writing customer non-compliance or lack of readiness has not been apparent or in any manner affected the Company.

Costs: The cost to replace the existing software programs used in the Company CIS of approximately $100,000 has already been expended by the Company. There are no significant additional expenditures anticipated by the Company.

The Year 2000 issue presented potentially far-reaching implications; however, the planning along with new software and hardware installations resulted in no systems problems occurring upon entering the new millennium.

INFLATION

The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial Standards No.133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as deferred by SFAS No. 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. Based upon current data, the adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

The Private Placement that commenced during the quarter ending December 31, 1999 was completed during the quarter ending March 31, 2000. After December 31, 1999 WMG received an additional net capital proceeds of $2,379,493 from the offering for a total net capital raise of $5,354,899. Management is pleased to relate that the offering was very successful as evidenced by it being oversubscribed. The proceeds from the offering will allow the Company to continue its program of expansion through internal growth and acquisition.

Management has been concentrating on building market share at RWT through its internal sales force. With the acquisition of Reliable, management anticipates annual sales at RWT to increase 300% from the prior fiscal year. As of March 31, 2000, a definitive Purchase & Sale Agreement has been signed by WMG to acquire a business complimentary to that of RWT

During the quarter ended December 31, 1999, the Company became aware that the refinery used to process the catalytic converter materials was returning recovered precious metals in an amount, which was less than industry averages. As a result management has negotiated with the refinery and has agreed with the initiation of an additional processing step, which management feels will increase the Company's recovery of precious metal and correspondingly its revenue. The Company and the refinery have reached a tentative agreement whereby they have jointly hired a consultant to handle the installation of these processing changes. Management anticipates that their processing changes will result in better recoveries from refined materials. Management expects to review the results of previous metals refined and negotiate an amicable arrangement to cover any previous shortfalls from January 1, 1999 forward. Management does not yet have an estimate of the amount it may recover, if any, nor has it reached any agreements with respect to these potential recoveries.

Through its continued efforts to diversify refining activities, consolidate manufacturing activities and broaden its activities in industrial products management divisions, management anticipates continuing the positive operating and growth trends for the next two fiscal quarters of the year ending June 30, 2000. There can be no assurances that management will be successful in its efforts.

                                    SIGNATURE


         In accordance with the requirements of the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          WESTBURY METALS GROUP, INC.


                                          By: /s/ Mark R. Buckley
                                             -------------------------
                                               Mark R. Buckley
                                               Chief Financial Officer



Date:   April 6, 2000