Form 10QSB
period 2000-03-31
WESTBURY METALS GROUP INC
filed 2000-05-18
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                   Commission file
March 31, 2000                          Number 33-42408-NY

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

Yes           X            No       _______
         -----------

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As at May 15, 2000, 5,270,028 shares of the issuer's Common Stock, $.001 par value, were outstanding.

                           WESTBURY METALS GROUP, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                               Page

   Consolidated Balance Sheets as of March 31, 2000 and June 30,1999........................................2
   Consolidated Statements of Operations for the Three and Nine Months Ended
     March 31, 2000 and 1999................................................................................3
   Consolidated Statements of Cash Flows for the Nine Months Ended
     March 31, 2000 and 1999................................................................................4
   Notes to Consolidated Financial Statements...............................................................5-8


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................................................................9-16


                           PART II - OTHER INFORMATION


SIGNATURES.................................................................................................17






                                     WESTBURYMETALS GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                                                                   MARCH 31,            JUNE 30,
                                                                                      2000                1999
                                                                              -----------------------------------------
ASSETS                                                                            (UNAUDITED)

CURRENT ASSETS:
  Cash                                                                            $      728,413       $    1,242,230
  Accounts receivable, net of allowance of $23,284 and $17,000,
   respectively                                                                        5,878,155            2,824,949
  Inventory (Note 3)                                                                   4,488,188            1,076,237
  Prepaid expenses and other current assets                                              415,484              161,364
                                                                                  --------------       --------------

           Total current assets                                                       11,510,240            5,304,780
                                                                                  --------------       --------------

PROPERTY, PLANT AND EQUIPMENT - Net                                                    2,307,455            2,273,233

GOODWILL - Net                                                                         1,358,179            1,410,480

OTHER ASSETS                                                                             288,510              168,452
                                                                                  --------------       --------------

TOTAL ASSETS                                                                      $   15,464,384       $    9,156,945
                                                                                  ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                           $    1,900,884       $      611,574
  Due to former Reliable shareholder                                                  -                     1,192,578
  Notes payable and current portion of long-term debt (Note 4)                         4,121,351            1,721,758
  Due to customers                                                                       946,347            1,773,663
                                                                                  --------------       --------------

           Total current liabilities                                                   6,968,582            5,299,573
                                                                                  --------------       --------------

LONG-TERM DEBT  (Notes 4 & 5)                                                          1,141,901            1,342,369

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized,  50,000,000
  shares;  5,270,028 and 3,247,312 shares issued and outstanding,
  respectively                                                                             5,270                3,247
  Capital in excess of par value                                                       8,571,933            3,284,329
  Accumulated comprehensive loss                                                         (69,265)             (60,678)
  Accumulated deficit                                                                 (1,154,037)            (711,895)
                                                                                  --------------       --------------

           Total stockholders' equity                                                  7,353,901            2,515,003
                                                                                  --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   15,464,384       $    9,156,945
                                                                                  ==============       ==============


  See    notes    to    consolidated financial statements.



                                         WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)




                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    MARCH 31,                          MARCH 31,
                                                        ----------------------------------------------------------------------

                                                              2000              1999             2000              1999
                                                              ----              ----             ----              ----
REVENUE:
  Precious metal sales                                    $   24,082,168      $ 10,259,885     $ 55,160,458    $   22,532,534
  Refining                                                     2,890,013         1,391,987        8,286,523         3,713,695
                                                          --------------    --------------   --------------    --------------

           Total revenue                                      26,972,181        11,651,872       63,446,981        26,246,229
                                                          --------------    --------------   --------------    --------------

COST OF SALES:
  Cost of precious metal sales                                22,681,510         9,986,697       53,064,841        21,347,007
  Cost of refining                                             2,402,551           838,769        6,593,863         2,747,283
                                                          --------------    --------------   --------------    --------------

           Total cost of sales                                25,084,061        10,825,466       59,658,704        24,094,290
                                                          --------------    --------------   --------------    --------------

GROSS PROFIT                                                   1,888,120           826,406        3,788,277         2,151,939
                                                          --------------    --------------   --------------    --------------

OPERATING EXPENSES:
  Selling, general and administrative expenses                 1,296,240           662,759        3,124,112         1,843,196
  Depreciation and amortization                                  139,847            48,612          374,135           116,261
                                                          --------------    --------------   --------------    --------------

           Total operating expenses                            1,436,087           711,371        3,498,247         1,959,457
                                                          --------------    --------------   --------------    --------------

INCOME FROM OPERATIONS                                           452,033           115,035          290,030           192,482
                                                          --------------    --------------   --------------    --------------

OTHER EXPENSE (INCOME):
  Interest expense                                               338,414            54,148          753,223           124,071
  Interest income                                              -                                    (21,051)        -
  Other income                                                   (11,746)          (11,687)       -                   (71,741)
                                                          --------------    --------------   --------------    --------------

           Total other expense                                   326,668            42,461          732,172            52,330
                                                          --------------    --------------   --------------    --------------

EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES               125,365             75,574         (442,142)          140,152
PROVISION FOR INCOME TAXES                                     -                    36,062        -                    44,036
                                                          --------------    --------------   --------------    --------------

NET INCOME (LOSS)                                         $      125,365    $       36,512   $     (442,142)   $       96,116
                                                          ==============    ==============   ==============    ==============
NET INCOME (LOSS) PER SHARE:
Basic                                                     $         0.02   $         0.01    $       (0.11)    $         0.03
Diluted                                                   $         0.02   $         0.01    $       (0.11)    $         0.03
                                                          ==============   ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
        Basic                                                  5,087,306         3,197,312        3,915,205         3,197,312
                                                          ==============    ==============   ==============    ==============
        Diluted                                                5,537,271         3,522,312        3,915,205         3,522,312
                                                          ==============    ==============   ==============    ==============


           See  notes  to   consolidated   financial statements.


                                    WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                               FOR THE NINE MONTHS ENDED MARCH 31,
                                                                                    2000                1999
                                                                             ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                            $      (442,142)   $        96,116
  Adjustments to reconcile net (loss) income to net
  Cash used in operating activities:
    Depreciation and amortization                                                      374,135            109,670
    Bad debt expense                                                                   348,135                -
    Warrant conversion inducement charge                                                 2,500                -
    Changes in assets and liabilities:
       Inventory                                                                    (3,411,951)          (421,764)
       Accounts receivable                                                          (3,401,300)        (1,499,015)
       Prepaid expenses and other current assets                                      (254,120)          (569,802)
       Other non-current assets                                                       (119,968)             7,802
       Due to customers                                                               (827,316)           922,377
       Accounts payable and accrued expenses                                         1,289,309            (74,020)
                                                                               ---------------    ---------------

           Net cash used in operating activities                                    (6,442,759)        (1,428,636)
                                                                               ---------------    ---------------

  Property, plant and equipment additions                                             (299,823)          (500,443)
                                                                               ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder                          (1,192,578)         -
  Proceeds from issuance of subordinated debt                                        2,000,000          -
  Net proceeds from credit line                                                      2,410,796          1,424,703
  Repayment of long-term debt                                                         (267,690)            (4,506)
  Repayment of subordinated debt                                                    (2,000,000)         -
  Proceeds from stock warrants exercised and private placement                       5,278,237          -
                                                                               ---------------    -------

           Net cash provided by financing activities                                 6,228,765          1,420,197
                                                                               ---------------    ---------------

NET DECREASE IN CASH                                                                  (513,817)          (508,882)

BEGINNING CASH BALANCE                                                               1,242,230            877,520
                                                                               ---------------    ---------------

ENDING CASH BALANCE                                                            $       728,413    $       368,638
                                                                               ===============    ===============

Supplemental cash flow information:
  Cash paid for interest                                                       $       652,803    $       124,071
                                                                               ===============    ===============




     See   notes   to    consolidated    financial statements.



NOTE 1 - GENERAL

The accompanying consolidated financial statements as of and for the nine months ended March 31,  2000 and 1999  include the  accounts of Westbury  Alloys,  Inc.
("Westbury"),  Alloy Trading S.A.  ("Alloy"),  Reliable-West Tech, Inc. ("RWT"),
Westbury International, Inc. ("International"), Westbury Realty Management Corp.
("Realty"),   and  Westbury  Metals  Group,  Inc.  ("WMG")  (collectively,   the
"Company").

In the opinion of management, the accompanying unaudited financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three- and nine-month periods ended March 31, 2000 and 1999, the financial position at March 31, 2000 and the cash flows for the nine-month period ended March 31, 2000 and 1999, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

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

Title to the consigned precious metals remains with the Consignor. The value of consigned precious metals held by the Company is not included in the Company's balance sheet. On March 31, 2000, the Company held $6,369,989 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 4 - REVOLVING CREDIT AGREEMENT

In July 1999, RWT, International and Alloys (the "Co-borrowers") entered into a two-year revolving credit agreement with a bank under which it may borrow up to

$12,000,000. Of this total, $7,000,000 has been designated for the consignment of precious metals, $1,000,000 for a forward contract facility, and the remaining balance may be utilized to meet working capital requirements. As of March 31, 2000 the Company had total borrowings of $10,333,448, which included
$6,369,989 of consigned precious metals and $3,963,459 of working capital loans.
Interest on the consignment of precious metals accrues at each metal's Cost of Funds rate plus 2.50%. The metals' Cost of Funds rates vary by the four metal categories to include gold, platinum, palladium, and silver. Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5% (Prime rate 9 % at March 31, 2000). Borrowings for the consignment of precious metals is limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivable. The facility is secured by the assets of the Co-borrowers, and guaranteed by WMG. The agreement requires the Company to maintain certain financial ratios and other financial conditions. The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The Company was in default of certain financial covenants at March 31, 2000 and has received a waiver from the bank.

NOTE 5 - SUBORDINATED DEBT

In July 1999, the Co-borrowers and WMG issued a two-year  subordinated term note
(the "Note") for the receipt of $2,000,000 from a financing company. Interest on the Note accrues at a rate equal to prime plus 4% and is payable monthly. The principal portion of the Note becomes due July 2001. In conjunction with the issuance of the Note, the Company granted 90,000 warrants to purchase the Company's common stock at an exercise price of $9.00. The Company, using the Black-Scholes Model, has determined that the value of the warrants were not significant at the issuance date. WMG repaid $500,000 of this Note during the period ending December 31, 1999 and the remaining $1,500,000 of this Note during the period ending March 31, 2000.

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common Shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income per common share is as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                         March 31,
                                                     ----------------------------------------------------------------------
                                                            2000             1999             2000              1999
                                                            ----             ----             ----              ----


Net income (loss) (numerator for basic and diluted
   net income (loss) per common share)                  $    125,365      $     36,512     $   (442,142)    $     96,116

Weighted average common shares (denominator for
basic net income (loss) per common share)                   5,087,306        3,197,312         3,915,205      3,197,312
Effect of dilutive securities - employee stock
   and warrants                                              449,965           325,000      -                    325,000
                                                         ------------      ------------     ------------     ------------
Weighted average common and potential common
   shares outstanding (denominator for diluted income
   (loss) per common share)                                5,537,271         3,522,312        3,915,205        3,522,312

Potential  common shares are not included for the nine-month  period ended March
31, 2000 because they would be antidilutive.


NOTE 7 - INDUSTRY SEGMENTS

The Company operates in three reportable segments, industrial commodities management, manufacturing, and refining. The Industrial Commodities Management segment consists principally of the sale of precious metals to end-users. The
Manufacturing segment provides silver in various forms and shapes (plating salt, tin and tin-lead anodes), which are used in the manufacturing process by customer of the Company. The Refining segment provides refining services to customers of the Company. The Corporate segment combines the activity for the non-reportable segments.

                                           Industrial
                                           Commodities
                                           Management   Manufacturing     Refining        Corporate      Consolidated
Nine months ended March 31, 2000

  Sales to unaffiliated customers          $ 38,129,191   $ 17,031,267   $  8,286,523   $-               $ 63,446,981
  Transfers between segments                 17,765,141     -               -            (17,765,141)     -
                                           ------------   ------------   ------------   ------------     --
  Total revenues                           $ 55,894,332   $ 17,031,267   $  8,286,523   $(17,765,141)    $ 63,446,981
                                           ============   ============   =============  ============     ============
  Total assets                             $  3,991,839   $  1,278,637   $  1,732,943   $  8,460,965     $ 15,464,384
                                           ============   ============   ============   ============     ============
  Interest expenses                        $    489,043   $     93,053   $     15,493   $    155,634     $    753,223
                                           ============   ============   =============  ============     ============
  Depreciation and amortization            $      2,769   $    223,653   $    122,932   $     24,781     $    374,135
                                           ============   ============   ============   =============    ============
  (Loss) income before income tax
    Benefit provision                      $   (513,342)  $    608,070   $    208,564   $   (745,434)    $   (442,142)
                                           =============  ============   ============   ============     =============

Nine months ended March 31, 1999
  Sales to unaffiliated customers          $ 13,792,572   $  8,739,962   $  3,713,695   $  -             $ 26,246,229
  Transfers between segments                 13,045,047    -               -             (13,045,047)       -
                                           ------------   ------------   -------------  -------------    ----
  Total revenues                           $ 26,837,619   $  8,739,962   $  3,713,695   $(13,045,047)    $ 26,246,229
                                           ============   ============   ============   =============    ============
  Total assets                             $    399,132   $  1,111,975   $  1,753,451   $  3,056,786     $  6,321,344
                                           ============   ============   ============   ============     ============
  Interest expenses                        $      2,761   $     47,780   $     61,759   $     11,771     $    124,071
                                           ============   ============   ============   ============     ============
  Depreciation and amortization            $      2,419   $     18,876   $     88,245   $      6,721     $    116,621
                                           ============   ============   ============   =============================
  Income (loss) before income tax
    Benefit provision                      $    374,429   $     67,933   $   (109,422)  $   (192,788)    $    140,152
                                           ============   ============   =============  =============    ============

NOTE 8 - COMPREHENSIVE LOSS

Effective June 30, 1999, the Company  adopted  Statement of Financial  Standards
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements.

SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

Changes in stockholders' equity and comprehensive loss during the nine months ended March 31, 2000:

                           Net loss                                                  $   (442,142)
                           Foreign currency translation adjustment                         (8,586)
                                                                                     ------------
                           Total comprehensive loss                                  $   (450,728)
                                                                                     ============


NOTE 9 - PRIVATE PLACEMENT OFFERING

During  the  fiscal   quarter   ended   December  31,   1999,   WMG  engaged  an
investment-banking firm and commenced a private placement offering. The offering featured a minimum of 666,667  units and a maximum of 1,833,333  units with each unit  consisting of one share of WMG common stock, at a price of $3.00 per unit, and a redeemable warrant to purchase one-half share of WMG common stock at $4.00 per share. The first 666,667 units were offered on a `best efforts, all or none'
basis,  and the remaining  1,166,666 units on a best efforts basis.  The minimum subscription called for a purchase of 10,000 units. The investment banking firm, in addition to its commission and expenses, received warrants to purchase common stock equal to 5% of the aggregate  units sold,  callable at prices ranging from
$5.50 to $7.00 per  share,  and up to 250,000  investment  banking  warrants  to purchase one share of common stock at $4.00 per share.  As of the quarter  ended
March 31, 2000,  WMG had sold  1,875,494  units and received net proceeds  after deduction  of the  investment-banking  fees  of  $5,137,699.  Subsequent  to the quarter  ending  March 31,  2000,  the  Company  filed with the  Securities  and
Exchange  Commission a registration of the shares of common stock.  The expenses associated  with this  registration  amounted  to  $181,963,  which the  Company deducted  from its  `Capital in excess of par value'  during the  quarter  ended
March 31, 2000.  The total units sold in the offering of 1,875,494  exceeded the maximum  units  offered of 1,833,333 by 42,161 units or 2.30%.  This resulted in additional  dilution  of 0.83% over that which they would have  experienced  had only the maximum units been sold.

NOTE 10 - SUBSEQUENT EVENTS

a.   On April 21, 2000, the Company purchased from Southwestern  Services,  Inc.
     assets consisting of machinery & equipment, accounts receivable, inventory, customer lists,  and the business name. The business and operations will be combined with the Company's RWT  subsidiary.  The Company paid  $2,651,879, which included the sum of $1,351,879 paid for the accounts  receivable.  In addition,  the  Company  paid the  seller  $1,075,000  in cash and issued a promissory  note in the  amount of  $225,000.  The  promissory  note  bears interest  at an annual  rate of 8% and is  payable  over eight  years.  The
     purchase  price  exceeded  the  fair  value  of  net  assets   acquired  by
     $1,250,000, which will be amortized on a straight-line basis over 20 years.

b. On May 10, 2000, the Company signed an amendment to its two-year revolving credit agreement with a bank, which increased the amount it may borrow from $12,000,000 up to $13,000,000. All other terms and conditions remained the same.



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

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                         March 31,
                                                     ----------------------------------------------------------------------
                                                            2000             1999             2000              1999
                                                            ----             ----             ----              ----
Revenues:
--------
  Sales                                                     89.3%             88.1%            86.9%            85.9%
  Refining                                                  10.7%             11.9%            13.1%            14.1%
                                                          -------           -------          -------          -------
  Total Revenues                                           100.0%            100.0%           100.0%           100.0%
                                                          -------           -------          -------          -------

The net income  (loss) for the three months  ended March 31, 2000,  December 31,
1999  and   September  30,  1999  was  $125,365,   ($488,745)   and   ($78,762),
respectively. The net income (loss) per diluted share for the three months ended
March 31, 2000,  December 31, 1999 and September 30, 1999 was $0.02,  ($.14) and
($.02), respectively.

Three Months Ended March 31, 2000 versus Three Months Ended March 31, 1999

Revenues were $26,972,181 for three months ended March 31, 2000 compared to $11,651,872 for three months ended March 31, 1999. Of the total increase, $13,822,283 related to the industrial product sales and industrial commodities management divisions, while $1,498,026 related to refining and processing activities. The increases in industrial product sales and industrial commodities management are directly related to the new financing arrangement with the bank, the acquisition of Reliable Corporation, and the expansion of the operations of the refining division.

RWT commenced operations on April 1, 1998 and acquired  substantially all of the assets of Reliable  Corporation  on June 30,  1999.  For the three  months ended
March 31, 2000,  this  subsidiary  recorded  gross  revenue of  $6,505,530.  The industrial commodities management division, which started business in July 1998, was  responsible  for an additional  $17,576,638 in gross revenues for the three months ended March 31,  2000.  The  revenues  relate to precious  metal sales to industrial  end users.  The  combined  product  and  precious  metal  sales were
$24,082,168  for the three months ended March 31, 2000  compared to  $10,259,885 for the  three  months  ended  March  31,  1999,  resulting  in an  increase  of
$13,822,283.

Through the diversification of the refining area and greater efficiencies in the catalyst operations, net refining revenues for three months ended March 31, 2000 were $2,890,013 compared to $1,391,987 for the three months ended March 31, 1999 for an increase of $1,498,026. During the quarter ended December 31, 1999, the Company became aware that the refinery used to process the catalytic converter materials was returning recovered precious metals in an amount, which was less than industry averages. As a result management has negotiated with the refinery and has agreed with the initiation of an additional processing step, which management feels will increase the Company's recovery of precious metal and correspondingly its revenue. The Company and the refinery have reached a tentative agreement whereby they have jointly hired a consultant to handle the installation of these processing changes. Management anticipates that the processing changes will result in better recoveries from refined materials.
Management expects to review the results of previous metals refined and negotiate an amicable arrangement to cover any previous shortfalls from January
1, 1999 forward. Management does not yet have an estimate of the amount it may recover, if any, nor has it reached any agreements with respect to these potential recoveries. As of March 31, 2000 the consultant working on behalf of both parties has continued the installation of the processing changes.

The percentage of total revenues for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 by revenue source were as follows: product and precious metal sales were 89.3% and 88.1%, respectively, and refining revenues were 10.7% and 11.9%, respectively.

Cost of precious metal sales were $22,681,510 or 94.2% of sales for three months ended March 31, 2000 compared to $9,986,697 or 97.3% of sales for three months ended March 31, 1999. This 3.1% decrease in cost of sales is due to higher volume in both the industrial commodities management division and Reliable West
Tech  subsidiary,  which resulted in more efficient usage of production  assets.
The higher volume also allowed the Company to operate at a level, which better covered the primarily fixed labor and facility costs.

Cost of refining revenues were $2,402,551 or 83.1% of refining fees for three months ended March 31, 2000 compared to $838,769 or 60.3% of refining fees for three months ended March 31, 1999. The increase of 22.8% in the cost of refining is primarily due to an unfavorable inventory adjustment for an assay, which had been disputed by the Company. The arbitrator ruled in favor of the Company's outside processor.


Selling,  general and  administrative  expenses  increased by $633,481 or 95.6%, from  $662,759 for the three months ended March 31, 1999 to  $1,296,240  for the three months ended March 31, 2000.  This increase is the result of new employees hired at the sales and operations' levels to facilitate the expansion of RWT and the catalytic converter processing business.  During the quarter ended March 31,
2000,  the  Company  hired a new Chief  Financial  Officer  and  Controller  and
incurred   severance  costs  for  certain  finance  and  operations   personnel.
Furthermore,  the Company wrote-off a disputed accounts receivable in the amount of $348,094.

Depreciation  and  amortization  expense was $139,847 for the three months ended
March 31, 2000  compared to $48,612 for the three  months  ended March 31, 1999.
This increase of $91,235, or 187.7%, was principally due to the depreciation on the building, machinery and equipment, and related goodwill from the acquisition of Reliable Corporation.

Interest expense was $338,414 for the three months ended March 31, 2000 compared to $54,148 for the three months ended March 31, 1999. The increase of $284,266 or 525.0% was primarily due to the expanded credit facility with a bank along with debt service for the Reliable Corporation acquisition and interest charges for subordinated debt, which was repaid during the fiscal quarter ending March
31, 2000.

Nine Months Ended March 31, 2000 to the Nine Months Ended March 31, 1999

Revenues were $63,446,981 for the nine months ended March 31,2000 compared to $26,246,229 for the nine months ended March 31, 1999. Of the total increase, $32,627,924 related to the industrial product sales and industrial commodities management divisions, while $4,572,828 related to our refining and processing activities. The increases at our industrial product sales and our industrial commodities management divisions are directly related to the new financing arrangement with the bank, the acquisition of Reliable Corporation, and the expanded operations of the refining division.


RWT commenced operations on April 1, 1998 and acquired  substantially all of the assets of Reliable Corporation on June 30, 1999. For the nine months ended March
31,  2000,  these  subsidiary  recorded  gross  revenues  of  $17,031,267.   The
industrial commodities management division, which started business in July 1998, was  responsible  for an additional  $38,129,191  in gross revenues for the nine months ended March 31,  2000.  The  revenues  relate to precious  metal sales to industrial end users. Combined product and precious metal sales were $55,160,458 for the nine months ended March 31, 2000  compared to  $22,532,534  for the nine months ended March 31, 1999, resulting in an increase of $32,627,925.

Through the diversification of the refining area and the increased catalytic converter business, net refining revenues for the nine months ended March 31, 2000 were $8,286,523 compared to $3,713,695 for the nine months ended March 31, 1999 for an increase of $4,572,828. During the quarter ended December 31, 1999, the Company became aware that the refinery used to process the catalytic converter materials was returning recovered precious metals in an amount, which was less than industry averages. As a result management has negotiated with the refinery and has agreed with the initiation of an additional processing step, which management feels will increase the Company's recovery of precious metal and correspondingly its revenue. The Company and the refinery have reached a tentative agreement whereby they have jointly hired a consultant to handle the installation of these processing changes. Management anticipates that the processing changes will result in better recoveries from refined materials.
Management expects to review the results of previous metals refined and negotiate an amicable arrangement to cover any previous shortfalls from January
1, 1999 forward. Management does not yet have an estimate of the amount it may recover, if any, nor has it reached any agreements with respect to these potential recoveries. As of March 31, 2000 the consultant working on behalf of both parties has continued the installation of the processing changes.

The percentage of total revenues for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 by revenue source were as follows: product and precious metal sales were 86.9% and 85.9%, respectively, and refining revenues were 13.1% and 14.1%, respectively.

Cost of precious metal sales were $53,064,841 or 96.2% of sales for the nine months ended March 31, 2000 compared to $21,347,007 or 94.7% of sales for the nine months ended March 31, 1999. This 1.5% decrease in cost of sales is due to higher volume in both the industrial commodities management division and Reliable West Tech subsidiary, which resulted in more efficient usage of production assets. The higher volume also allowed the Company to operate at a level, which better covered the primarily fixed labor and facility costs.

Cost of refining revenues were $6,593,863 or 79.6% of refining fees for the nine months ended March 31, 2000 compared to $2,747,283 or 74.0% of refining fees for the nine months ended March 31, 1999. This increase of 5.6% in cost of refining is primarily due to an unfavorable inventory adjustment for an assay on a refining lot, which had been disputed by the Company. The arbitrator ruled in favor of the Company's outside processor.

Selling,  general and  administrative  expenses increased by $1,280,916 or 69.5%
from  $1,843,196  for the nine months ended March 31, 1999 to $3,124,112 for the nine months ended March 31, 2000.  This  increase is the result of new employees hired at the sales and operational levels to facilitate the expansion of RWT and the catalytic converter processing business.  During the quarter ended March 31,
2000,  the  Company  hired a new Chief  Financial  Officer  and  Controller  and
incurred   severance  costs  for  certain  finance  and  operations   personnel.
Furthermore,  the Company wrote-off a disputed accounts receivable in the amount of $348,094.

Depreciation  and  amortization  expense was  $374,135 for the nine months ended
March 31, 2000  compared to $116,261  for the nine months  ended March 31, 1999.
This increase of $257,874 or 221.8% was principally due to the depreciation on the building, machinery and equipment, and related goodwill from the acquisition of Reliable Corporation.

Interest expense was $753,223 for the nine months ended March 31, 2000 compared to $124,071 for the nine months ended March 31, 1999. The increase of $629,152 or 507.1% was primarily due to increased working capital usage of the new bank facility along with debt service for the Reliable Corporation acquisition and interest charges for the subordinated debt.

Liquidity, Capital Resources and Other Financial Data

Cash flows from Operating activities

Net cash used in operating  activities  was $6,442,759 for the nine months ended
March 31, 2000 compared to $1,428,636 for the nine months ended March 31, 1999, an increase of $5,014,123. Cash used in operating activities was primarily due to the net loss generated from operations, as well as increases in inventory and accounts receivable, decreases in due to customers and the repayment of the Reliable shareholder note.

Cash flows from Investing activities

Net cash used in investing  activities  for the nine months ended March 31, 2000 was $299,823. The net property, plant & equipment expenditures of $299,823 primarily included the acquisition of equipment for the processing of materials from the film industry and coin blanking tools and dies.

Net cash used in investing activities for the nine months ended March 31, 1999 included the acquisition of the 900 Shames Drive, Westbury, NY facility, for $510,000, which is primarily used for the processing of catalysts and also serves as the Company's administrative offices.

Cash flows from Financing activities

Net cash  provided by financing  activities  for the nine months ended March 31,
2000 is primarily  due to  $5,278,237  of net capital  proceeds from the private placement and exercise of stock  warrants.  Additionally,  proceeds from the new revolving credit agreement,  which commenced in July 1999, and the issuance of a note for $2,000,000 in subordinated  debt  contributed to the cash provided from financing  activities.  The  increase  was offset by the  repayment  of the note payable to the former  Reliable  shareholder  of $1,192,578 and the repayment of
$2,267,690  of  long-term  debt,  which  included   $2,000,000  related  to  the
subordinated note.

During the nine months ended March 31, 2000, the Company issued 147,222 shares of common stock to warrant holders at exercise prices of $2.00 and $2.25 per share for net proceeds of $327,501.


Liquidity and Capital Resources

Working  capital  increased  from $5,207 at June 30, 1999 to $4,541,658 at March
31, 2000, an increase of $4,536,451, which was primarily due to the issuance of stock.

The Company had been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Inventories are stated at current market value. On July 13 1999, the Company negotiated with a bank a new revolving credit agreement, which included a precious metal consignment facility. It now may borrow on consignment and fund its gold, platinum, palladium and silver requirements. Title to the consigned precious metals remains with the Consignor. The value of consigned gold, platinum, palladium and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At March 31, 2000 the Company held $6,369,989 of precious metal under the consignment agreement with a bank for which the Company is charged a consignment fee based on current market rates. There can be no assurances that price fluctuations in the precious metals markets would not result in an interruption of the Company's gold, platinum, palladium and silver supplies and use of the precious metals consignment facility.

The July 13, 1999 financing agreement has an overall limit of $12,000,000, and it is available to finance all working capital requirements. The Company was charged an origination fee of .5% of the available line, an underutilized loan fee of .375% and interest at the prime rate plus .5% for cash transactions and the metal Cost of Funds plus 2.5% for precious metals transactions. On May 10, 2000, the Company signed an amendment to its two-year revolving credit agreement with a bank, which increased the amount it may borrow from $12,000,000 up to $13,000,000. All other terms and conditions remained the same.

During the past two years,  the  Company  has  raised  capital  from the sale of securities  and  warrants  to fund a  portion  of its cash  flow  needs  and its business  expansion.  The most recent  Private  Placement,  which was  completed during the quarter ended March 31, 2000,  provided WMG with net capital proceeds of $5,137,699,  and it was  oversubscribed.  During April, the Company purchased
Southwestern  Services,   Inc.,  a  business  complimentary  to  that  of  WMG's
subsidiary,  RWT, and it will merge the operations during the quarter ended June
30, 2000. This acquisition creates an excellent  opportunity to leverage the RWT business with nominal increases in fixed costs.  Furthermore,  the customer list of  Southwestern  Services  provides  Alloy,  RWT's  sister  company,  with many potentially new customers for its refining  services.  In addition,  the Company entered  into the  above  referenced  financing  agreement  to fund its  working capital.  However,  to date, the Company has incurred losses,  and therefore has not  generated  sufficient  cash flow to fund its overall  expansion  and growth plans. In order to continue its expansion and growth strategy,  the Company will need to raise  additional  capital  from  either the sale of  securities  or the restructure  of its  working  capital  financing  arrangements.  There can be no assurances that the Company will be successful in raising  additional capital or restructuring its working capital financing agreement.  If the Company is unable to raise additional capital or further leverage its assets,  then it may have to curtail some of its expansion and growth plans.

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

As of March 31, 2000, the results of the assessment being conducted under the Y2K Program were as follows:

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

Forward Looking Statements

Except for historical information contained herein, this filing contains, within the meaning of the safe harbor provisions of the Private  Securities  Litigation
Reform Act of 1995,  forward-looking  statements  that are based on management's beliefs and assumptions,  current expectations,  estimates and projections. Many of the factors that will  determine the Company's  financial  results are beyond the ability of the Company to control or predict.  These  statements are subject to risks and uncertainties  and therefore actual results may differ  materially.
The Company  disclaims any obligation to update any  forward-looking  statements whether as a result of new information,  future events, or otherwise.  Important factors and risks that may affect future  results  include,  but are not limited to,  the  impact  of  competitive  products,  changes  in law  and  regulations, availability  of  raw  materials,  dependence  on  distributors  and  customers, litigation,  limitations on future financing,  the effect of adverse  publicity,
uncertainties  relating  to  acquisitions,   managing  and  maintaining  growth,
customer demands,  as well as other risks and  uncertainties  that are described from time to time in the  Company's  filings  with the  Securities  and Exchange
Commission,  copies of which  are  available  upon  request  from the  Company's investor relations department.

Through its continued efforts to diversify refining activities, consolidate manufacturing activities and broaden its activities in industrial products management divisions, management anticipates continuing the positive operating and growth trends for the next fiscal quarter of the year ending June 30, 2000.
There can be no assurances that management will be successful in its efforts.


                                    SIGNATURE


         In accordance with the requirements of the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      WESTBURY METALS GROUP, INC.


                                       By:
                                            Mark R. Buckley
                                            Chief Financial Officer



Date:   May 15, 2000