Form 10-Q/A
period 1999-09-30
WESTBURY METALS GROUP INC
filed 2001-03-27
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                  Commission file
September 30, 1999                     Number 33-42408-NY

                           WESTBURY METALS GROUP, INC.
                           ---------------------------
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

Yes             X          No
           ---------                ------------

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

As at November 15, 1999, 3,257,312 shares of the issuer's Common Stock, $.001 par value, were outstanding. Explanatory note: This amendment number one is being filed due to the Company's post period recognition of accounting matters described in Note 10 to the unaudited Consolidated Financial Statements, which are reflected in the Company's restated financial statements.

                           WESTBURY METALS GROUP, INC.

                                   FORM 10-Q/A

                    For the Quarter Ended September 30, 1999

                                TABLE OF CONTENTS
                         PART 1 - FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS                                                                      Page

         Consolidated  Balance Sheets as of September 30, 1999 (as restated) and
         June 30, 1999  (as restated).............................................................1
         Consolidated  Statements  of  Operations  for the  Three  Months  Ended
         September 30, 1999  (as restated) and 1998...............................................2
         Consolidated  Statements  of Cash  Flows  for the  three  months  ended
         September 30, 1999 (as restated) and 1998................................................3
         Notes to Consolidated Financial Statements..............................................4-10


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...................................................................11-15


                                            PART II - OTHER INFORMATION


SIGNATURE.........................................................................................16




                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------

                                                                                 SEPTEMBER 30,            JUNE 30,
                                                                                      1999                  1999
                                                                                      ----                  ----
ASSETS                                                                            (As Restated)        (As Restated)
                                                                                  See Note 10           See Note 10

CURRENT ASSETS:
  Cash                                                                                 $   125,169           $ 1,242,230
  Accounts receivable, net of allowance of $17,000                                       3,082,028             2,824,949
  Inventory (Note 3)
                                                                                         2,377,261             1,022,479
  Prepaid expenses and other current assets
                                                                                           392,222               161,364
                                                                              --------------------- ---------------------

           Total current assets
                                                                                         5,976,680             5,251,022

PROPERTY, PLANT AND EQUIPMENT - Net                                                      2,250,817             2,273,233

GOODWILL, Net of accumulated amortization of
      $116,997 and   $80,720 respectively                                                1,393,046             1,410,480

OTHER ASSETS
                                                                                           310,015               168,452
                                                                              --------------------- ---------------------

TOTAL ASSETS                                                                          $  9,930,558       $    9,103,187

                                                                              ===================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                            $   1,623,952            $    611,574

  Due to former Reliable shareholder                                                       -                   1,192,578

  Current portion of long-term debt (Note 4)                                           2,020,944               1,721,758
  Due to customers                                                                       727,470               1,773,663
                                                                                     ------------              ---------


           Total current liabilities                                                     4,372,366             5,299,573

LONG-TERM DEBT  (Note 5)                                                                 3,304,939             1,342,369

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized,  50,000,000 shares;  3,257,312 and
    3,247,312 shares issued and outstanding as of
    September 30, 1999 and 1998, respectively
                                                                                             3,257                 3,247
  Capital in excess of par value                                                         3,361,150             3,284,329
  Accumulated  other comprehensive loss                                                    (68,275)              (60,678)

  Accumulated deficit                                                                   (1,042,879)             (765,653)

                                                                                 --------------------- ---------------------

           Total stockholders' equity                                                    2,253,253              2,461,245

                                                                                --------------------- ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 9,930,558            $9,103,187

                                                                                ===========================================
                  See notes to unaudited consolidated financial statements

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
------------------------------------------------------------------------
                                                                              FOR THE THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                    (As Restated)
                                                                                    See Note 10

                                                                                     1999                   1998
                                                                              --------------------  ----------------------
REVENUE:
  Precious metal sales                                                               $ 17,495,095           $   4,906,229
  Refining                                                                              2,216,654                 420,240
                                                                               --------------------  ----------------------

           Total revenue                                                               19,711,749               5,326,469
                                                                               --------------------  ----------------------

COST OF SALES:
  Cost of precious metal sales                                                         16,785,709               4,459,215

  Cost of refining
                                                                                        1,924,919                 141,971
                                                                              --------------------  ----------------------
           Total cost of sales
                                                                                       18,710,628               4,601,186
                                                                              --------------------  ----------------------
GROSS PROFIT
                                                                                        1,001,121                 725,283
                                                                              --------------------  ----------------------

OPERATING EXPENSES:
  Selling, general and administrative expenses                                            893,693                 634,482

  Depreciation and amortization
                                                                                          113,614                  33,808
                                                                              --------------------  ----------------------

           Total operating expenses                                                     1,007,307                 668,290
                                                                              --------------------  ----------------------

(LOSS) EARNINGS FROM OPERATIONS
                                                                                         (6,186)                   56,993
                                                                              --------------------  ----------------------

OTHER EXPENSES (INCOME):
  Interest expense
                                                                                          231,364                  36,208
  Interest income
                                                                                          (1,252)                 (4,180)
  Non-cash warrant charge                                                                  40,928                    -

  Other income
                                                                                                -                 (6,193)
                                                                              --------------------  ----------------------

           Total other expenses                                                           271,040                   25,835
                                                                              --------------------  ----------------------

(LOSS) EARNINGS BEFORE PROVISION FOR INCOME TAXES
                                                                                        (277,226)                  31,158
PROVISION FOR INCOME TAXES
                                                                                                -                   6,017
                                                                              --------------------  ----------------------

NET (LOSS) INCOME                                                                   $   (277,226)             $    25,141
                                                                              ====================  ======================
NET(LOSS) INCOME  PER SHARE - Basic                                                  $     (0.09)             $      0.01
                                                                              ====================  ======================
NET(LOSS) INCOME  PER SHARE - Diluted                                                 $    (0.09)             $      0.01
                                                                              ====================  ======================
WEIGHTED AVERAGE NUMBER OF SHARES  OUTSTANDING;
            Basic                                                                       3,257,586               3,197,312
                                                                              ====================  ======================

           Diluted                                                                      3,257,586                3,522,312
                                                                              ====================  ======================
                     See notes to unaudited consolidated financial statements


                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 (as restated)
                                                                                 See Note 10

                                                                                    1999                 1998
                                                                             ------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 $ (277,226)             $25,141

  Adjustments  to  reconcile  net  (loss)  income to net cash used in  operating activities:
    Depreciation and amortization                                                       113,614                33,808
    Warrant charge                                                                       40,928                 -

    Changes in assets and liabilities:
       Inventory
                                                                                    (1,354,782)               529,169
       Accounts receivable
                                                                                      (257,079)             (641,223)
       Prepaid expenses and other current assets
                                                                                      (230,858)             (889,366)
       Other non-current assets
                                                                                      (141,563)                31,289
       Due to customers
                                                                                    (1,046,193)               111,239
       Accounts payable and accrued expenses
                                                                                      1,008,128               332,147
                                                                             ------------------- ---------------------

           Net cash used in operating activities
                                                                                    (2,145,031)             (467,796)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Equipment additions
                                                                                       (61,208)             (239,270)
                                                                             ------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder
                                                                                    (1,192,578)                     -
  Proceeds from issuance of subordinated debt
                                                                                      2,000,000                     -
  Net proceeds from credit line
                                                                                        307,841                     -
  Repayment of long-term debt                                                           (46,085)                    -
  Proceeds from stock warrants exercised                                                 20,000                     -
                                                                             ------------------- ---------------------

           Net cash provided by financing activities                                  1,089,178
                                                                                                                    -
                                                                             ------------------- ---------------------

NET  DECREASE IN CASH
                                                                                    (1,117,061)             (707,066)

BEGINNING CASH BALANCE
                                                                                      1,242,230               877,520
                                                                             ------------------- ---------------------

ENDING CASH BALANCE                                                                 $   125,169           $   170,454
                                                                             =================== =====================

            See notes to unaudited consolidated financial statements

NOTE 1- GENERAL

The accompanying unaudited consolidated financial statements as of and for the three months ended September 30, 1999 and 1998 include the accounts of Westbury Metals Group, Inc. ("WMG") five subsidiaries, which are Westbury Alloys, Inc., Alloy Trading S.A., Reliable-West Tech, Inc., Westbury International, Inc., and Westbury Realty Management Corp., (collectively, the "Company"). The Company was formed, initially as Rosecap, Inc., on March 31, 1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys, Inc. On June 18, 1998, the Company's name was changed to Westbury Metals Group, Inc. from Rosecap, Inc.

The Company primarily operates three inter-related businesses:

Industrial Commodities Management segment is comprised of two subsidiaries: (i) Westbury International, Inc. ("International"), which engages in the risk management of precious metals and foreign currency for the Company. The Company's policy is to hedge all financed transactions so no gains and losses occur due to market fluctuations. International was formed in July 1998; and
(ii) Alloy Trading S.A. ("Alloy"), which is a 98% owned Peruvian subsidiary of the Company. Local managers of Alloy own the remaining 2%. Alloy primarily exports precious metals for the Company's own use or sale to third parties. Alloy is also engaged in the development of precious metal opportunities in South America, which may include gold and silver bullion transactions with the mining industry and other industrial users of precious metals.
Metal Processing & Refining segment is comprised of one subsidiary, Westbury Alloys, Inc. ("Westbury"). Westbury principally reclaims gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. Once reclaimed, the precious metals are weighed, sampled and assayed to determine values and settled with the customer. Westbury either purchases the precious metal or returns the metal to the customer. Using the trade name "West Cats", Westbury purchases catalytic converters and recovers the platinum, palladium and rhodium. Industrial Products segment is comprised of Reliable-West Tech, Inc. ("RWT"). RWT manufactures and sells silver in various forms and shapes, plating salts and tin and tin-lead anodes used in manufacturing. RWT also will be involved in precious metal casting grains, alloys and mill products as its business expands.

The Corporate segment includes the operations of one subsidiary, Westbury Realty Management, Inc. ("Realty"). Realty acquired and now owns and manages properties used by Westbury and RWT in their industrial product sales and metal processing and refining segments. Realty was formed in June 1998, and did not have financial activity during that year.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three month periods ended September 30, 1999 and 1998, the financial position at September 30, 1999 and the cash flows for the three month periods ended September 30, 1999 and 1998, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 2000 and 1999 as filed with the U.S. Securities and Exchange Commission.

The interim financial results are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITION

On June 30, 1999, West Tech, a subsidiary of the Company, which was formed in March 1998, purchased assets consisting of land, building, inventory, customer lists, and the business name from Reliable Corporation ("Reliable") for $2,350,655, including related acquisition costs of $58,077. After the acquisition of Reliable, the operations of Reliable and West Tech merged and the new entity was named Reliable-West Tech, Inc. ("RWT"). The acquisition was accounted for as a purchase. The acquisition was financed through amounts payable to the former owner of Reliable. A cash payment of $1,192,578 was made on July 16, 1999, with the remaining balance financed through the issuance of promissory notes which bear interest at an annual interest rate of 7% and are payable over six years. The purchase price exceeded the fair value of net assets acquired by $1,190,000, which is being amortized on a straight-line basis over 20 years.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Reliable had occurred as of July 1, 1998:

                                                           Three Months Ended
                                                            September 30,
                                                                1998

         Total revenue                                     $   9,826,469
                                                            =============

         Net income (loss)                                 $     130,141
                                                            =============
         Net income (loss)
              Basic                                        $        0.04
                                                           =============
              Diluted                                      $        0.04
                                                           =============

The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the date indicated or of future operations of the combined companies under the ownership and management of the Company.

NOTE 3 - INVENTORY

Precious metal inventories are stated at market value. Other inventories are stated at lower of cost or market. As of September 30, 1999, the Company's precious metal inventories at market value totaled $1,913,118 and other inventory at lower of cost or market totaled $464,143. The estimated aggregate market value of precious metal inventories and other inventories at September 30, 1999, after all processing of inventories has been completed, was $2,570,151.

 Consistent with industry practice, some of the Company's gold, platinum, palladium and silver requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned precious metals remains with the consignor. The values of consigned precious metals held by the Company are not included in the Company's balance sheet. On September 30, 1999, the Company held $5,016,517 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 4 - LONG TERM DEBT

In July 1999, RWT, International and Westbury (the "Co-borrowers") entered into a two-year revolving credit agreement with a bank under which it may borrow up to $12,000,000. Of this total, $7,000,000 has been designated for the consignment of precious metals, $1,000,000 for a forward contract facility, and the remaining balance may be utilized to meet working capital requirements. Interest on the consignment of precious metals accrues at the Gold Cost of Funds rate plus 2.50% (5.85% at September 30, 1999). Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5% (8.75% at September 30, 1999). Consignments of precious metals are limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivables. The facility is collateralized by the assets of the Co-borrowers, and guaranteed by WMG. The agreement requires the Company to maintain certain financial ratios and other financial conditions. The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The Company was in default of its cash flow financial covenant at September 30, 1999 and has received a waiver from the bank.

NOTE 5 - SUBORDINATED DEBT

In July 1999, the Co-borrowers and WMG issued a two-year subordinated term note (the "Note") for the receipt of $2,000,000 from a financing company. Interest on the Note accrues at a rate equal to prime plus 4% and is payable monthly. The principal portion of the Note becomes due July 2001. In conjunction with the issuance of the Note, the Company granted 90,000 warrants to purchase the Company's common stock at an exercise price of $9.00. The warrants vest commencing in July 2000 and expire in July 2002.

NOTE 6 - NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income (loss) per common share is as follows:

                                                                                          Three Months    Ended

                                                                                                  September 30,
                                                                                             1999              1998
                                                                                             ----              ----
Net (loss) income  (numerator for basic and
diluted net (loss) income per common
share) ................................................................                 $ (277,226)          $ 25,141
                                                                                        ----------          ----------
Weighted average common shares (denominator for basic net (loss) income
per common share)......................................................                  3,257,586           3,197,312

Effect of dilutive securities:
Employee stock options ................................................                       -                325,000
                                                                                         ----------          ----------
Weighted average common and potential common shares
outstanding (denominator
 For diluted (loss) income per common share) ..........................                  3,257,586            3,522,312
                                                                                         ----------          ----------
Net (loss) income per common share-Basic ..............................                  $    (0.09)         $     0.01
                                                                                          ----------          ----------

Net (loss)income per common share-Diluted ............................                   $    (0.09)         $     0.01
                                                                                          ----------           ----------

Potential common shares are not included for the quarter ended September 30, 1999 because they would be anti-dilutive.

NOTE 7 - INDUSTRY SEGMENTS

The Company operates in three reportable segments, industrial commodities management, industrial products, and metal processing & refining. The Industrial Commodities Management segment consists principally of the sale of precious metals to end-users. The Industrial Products segment provides silver in various forms and shapes, plating salt, tin and tin-lead anodes, which are used in manufacturing by customers of the Company. The Metal Processing & Refining segment provides refining services to customers of the Company and also recovers precious metals from catalytic converters. The Corporate segment combines activity for non-reportable segments. The following table presents certain data by business segment. In the table below, the income (loss) before provision for income taxes is presented with the precious metal inventories and other inventories stated at market value:



                                           Industrial
                                           Commodities    Industrial     Metal Processing
                                           Management      Products      & Refining       Corporate      Consolidated
                                           ----------     -----------    ---------------  ---------      -------------

Three months ended September 30, 1999

  Sales to unaffiliated customers         $ 12,397,164    $ 5,097,931    $  2,216,654    $    -            $ 19,711,749
  Transfers between segments               $ 5,764,307         -                -        $  (5,764,307)           -
                                          ------------- ------------------------------------------------------------------

           Total revenues                 $18,161,471     $ 5,097,931    $  2,216,654   $ (5,764,307)     $ 19,711,749
                                          ===========     ============ = ============= =============== =  ============
            Total assets                  $2,185,689      $ 4,430,155    $  1,617,224   $   1,067,490     $  9,930,558
                                          ===========     =============   ============  =============     ============

           Interest expenses              $  72,364       $    62,155    $     15,253   $      81,593     $   231,364
                                          =========== =  =========== =   ===========        ==========     ===========

  Depreciation and amortization           $    504        $    66,381    $    38,977    $        7,752     $   113,614
                                          =   ========= =  =========== =   =========== =   =========== =   ===========
  Income (loss) before provision for
  income taxes                            $ (26,482)       $   86,935    $   115,688    $     (260,476)    $   (84,335)
                                          = =========== =  ===========      =========  =  ============ =   ============


                                           Industrial
                                           Commodities    Industrial    Metal Processing
                                           Management      Products      & Refining       Corporate      Consolidated
                                           -----------    ----------    ----------------  ---------      ------------

Three months ended September 30, 1998

  Sales to unaffiliated customers           $ 2,685,440    $ 2,220,789      $  420,240    $    -         $ 5,326,469

  Transfers between segments               $ 6,744,478           -                -       $ (6,744,478)        -
                                          -------------    -------------     -----------  -------------   -------------

           Total revenues                  $ 9,429,918      $ 2,220,789      $   420,240   $(6,744,478)   $ 5,326,469
                                          ============= =   ============ =    ===========   ===========   ===========

           Total assets                    $  201,191       $   43,229       $  781,863    $ 3,398,918    $ 4,425,201
                                          =============      ===========     ===========   ===========     ===========
           Interest expenses               $   25,616       $      -         $   10,436    $       156    $    36,208
                                          ===========       ============     ===========    ==========     ==========

  Depreciation and amortization            $      662       $   6,959        $   26,187    $      -       $   33,808
                                            ==========      ===========      ===========    =========      ==========

  Income (loss) before provision for
  income taxes                             $  170,355       $  27,564        $  (160,714)  $   (6,047)     $   31,158
                                          ============     ===========       =============   ==========   ============





RECONCILIATION TO CONSOLIDATED STATEMENT OF OPERATIONS:

Three months ended September 30, 1999

(Loss) income before provision for
income taxes - Market Value                $ (26,482)       $ 86,935   $   115,688      $(260,476)      $ (84,335)
Adjustment: Unrefined Precious Metals

Inventory at cost - (loss) income          $    -           $   -      $  (192,891)     $     -        $ (192,891)
                                           -------------    ---------  --------------   ------------   -----------
Net (loss) income                          $  (26,482)      $ 86,935   $   (77,203)     $ (260,476)    $ (277,226)
                                           =============    =========  ============    ============     ===========

For the three  months ended  September  30, 1998,  no  adjustment  to the income
(loss)  before  income  tax  provision  is  as  the   accounting  for  unrefined
inventories approximated the lower of cost or market.



NOTE 8 - COMPREHENSIVE LOSS

Effective July 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements.

SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

Changes in stockholders' equity and comprehensive loss during the three months ended September 30, 1999:


Net (loss) income                                               $    (277,226)

Foreign currency translation adjustment                                (7,597)
                                                              -----------------
Total                                                           $    (284,823)
                                                                 --------------


NOTE 9 - WARRANTS

In 1997, the Company issued 700,000 warrants in conjunction with a $700,000 bridge loan financing. The warrants' expiry date was December 19, 1999. During the three months ended September 30, 1999, the Company offered the warrant holders an inducement to convert warrants into common stock at an exercise price of $2.00 per share, which represented an inducement of $0.25 below the exercise price, up until the December 19, 1999 expiry date of the warrants. A total of 10,000 warrants were exercised based upon this inducement. During the three months ended September 30, 1999, the Company recorded an expense of $59,331, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model.

NOTE 10 - RESTATEMENT

Subsequent to the issuance of the Company's quarterly report for the fiscal period ended September 30, 1999, management determined that the value of unrefined inventory, which contains precious metals and had previously been recorded at market value, should have been accounted for at the lower of cost or market. Management also determined that an expense associated with the $0.25 per warrant inducement during the three month period ended September 30, 1999 should be applied to all warrants and not just those that had been exercised as a result of the inducement. As a result, the accompanying unaudited consolidated financial statements have been restated from amounts previously reported to appropriately account for the transactions described above. A summary of the significant effects of the restatement is as follows:

                                                                    As Previously                    As
                                                                       Reported                  Restated
                                                                    -------------                --------
  As of September 30, 1999
     Inventory                                                         $2,570,152              $2,377,261
     Capital in excess of par value                                     3,327,299               3,361,150
     Accumulated deficit                                                 (790,657)             (1,042,879)
     Stockholders' equity                                               2,471,624               2,253,253

  For the Three Months Ended September 30, 1999
     Cost of refining                                                   1,785,786               1,924,919
     Total other expense                                                  230,112                 271,040
     Loss before provision for income taxes                               (78,762)               (277,226)
     Net loss                                                             (78,762)               (277,226)
     Basic and diluted net loss per share                                   (0.02)                  (0.09)

  As of June 30, 1999
     Inventory                                                          1,076,237               1,022,479
     Accumulated deficit                                                 (711,895)               (765,653)
     Stockholders' equity                                               2,515,003               2,461,245

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in the U. S. Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking Statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified in this Form 10-Q/A and as may be identified from time to time in the Company's future filings with the SEC.

General

Through its subsidiaries, the Company operates in three inter-related areas of the precious metals business:

Industrial   Products  --  The  Company   manufactures  and  sells   customized,
value-added precious and base metal products principally to the North American metal finishing and plating industry.

Metal Processing & Refining -- The Company reclaims precious and specialty metals' materials through processing and refining services, including the reclamation of platinum group metals from used automotive catalytic converters.

Industrial Commodities Management -- The Company buys, sells and finances metal for its own account and its customers and offers hedging and risk management services, including spot fixing market pricing and forward contracts to its customers.

Subsequent to the issuance of the Company's quarterly report for the fiscal period ended September 30, 1999, management determined that the value of unrefined inventory, which contains precious metals and had previously been recorded at market value, should have been accounted for at the lower of cost or market. Management determined that an expense associated with the $0.25 per warrant inducement during the three month period ended September 30, 1999 should be applied to all warrants and not just those that had been exercised as a result of the inducement.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the period ended September 30, 1999 presented below reflect certain restatements to the Company's previously reported results of operations for this period. See Note10 of the notes to the unaudited consolidated financial statements for a summary of significant effects.

Results of Operations

         The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Consolidated Statements of Operations for the indicated three-month periods ended September 30.

                                           1999        1998

Revenues:
Sales                                     88.8%        92.1%
Refining                                  11.2          7.9
                                         -----         -------
Total Revenues                           100.0%       100.0%
                                         ------       ------

         The net (loss) income for the three months ended September 30, 1999 and September 30, 1998 was ($277,226) and $25,141, respectively. The net (loss) income per diluted share for the three months ended September 30, 1999 and September 30, 1998 was ($.09) and $.01 respectively.

Comparison of Three Months Ended September 30, 1999 versus Three Months Ended September 30, 1998

         Revenues were $19,711,749 for three months ended September 30, 1999 compared to $5,326,469 for three months ended September 30, 1998. Of the total increase, $12,588,866 related to the industrial product and industrial commodities management segments, while $1,796,414 related to metal processing and refining segment. The increases at the industrial products and industrial commodities management segments are directly related to the new financing arrangement with the bank and the acquisition of Reliable.

         Through the diversification of the refining area and greater efficiencies in the catalyst operations, net metal processing and refining segment revenues for three months ended September 30, 1999 were $2,216,654 compared to $420,240 for the three months ended September 30, 1998 for an increase of $1,796,414.

         West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable on June 30, 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the industrial products segment. For the three months ended September 30, 1999, the industrial products segment recorded gross revenues of $5,097,931. The industrial products management segment, which started business in July 1998, was responsible for an additional $12,397,164 in gross revenues for the three months ended September 30, 1999. The revenues relate to precious metal sales to industrial end users. Combined sales of the industrial products and industrial commodities management segments were $17,495,095 for the three months ended September 30, 1999 compared to $4,906,229 for the three months ended September 30, 1998, resulting in an increase of $12,588,866.

         Cost of precious metal sales were $16,785,709 or 95.9% of sales for three months ended September 30, 1999 compared to $4,459,215 or 90.9% of sales for three months ended September 30, 1998. This increase of 5.0% in cost of sales is due to the nature of precious metals sales at the industrial products management segment, which are high volume and low margin transactions.

         Cost of refining revenues were $1,924,919 or 86.8% of refining fees for three months ended September 30, 1999 compared to $141,971 or 33.8% of refining fees for three months ended September 30, 1998. This increase of 53.0% in cost of refining is primarily due to the increased activity in catalysts and the related labor, facility and transportation costs.

         Selling, general and administrative expenses increased by $259,211 or 40.9%, from $634,482 for the three months ended September 30, 1998 to $893,693 for the three months ended September 30, 1999. This increase is the result of new employees hired at the sales and operations levels to facilitate the expansion of RWT.

         Depreciation and amortization expense was $113,614 for the three months ended September 30, 1999 compared to $33,808 for the three months ended
September 30, 1998. This increase of $79,806, or 236%, was due to the depreciation on the acquired building, machinery and equipment, and related goodwill from the acquisition of Reliable.

         Interest expense was $231,364 for the three months ended September 30, 1999 compared to $36,208 for the three months ended September 30, 1998. The increase of $195,156 or 539% was primarily due to the expanded credit facility with a bank along with debt service for the Reliable acquisition and interest charges for subordinated debt.

       The Company also incurred non-recurring non-cash charges of $40,928 and a cash expense of $18,403 related to an inducement by the Company to warrant holders to exercise their warrant rights. An inducement was offered to warrant holders during the period July 1999 through December 1999, and it resulted in the exercise of 147,222 shares of common stock. The Company incurred a warrant inducement charge, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model, of $59,331 during the period ended September 30, 1999.

Liquidity, Capital Resources and Other Financial Data

Operating activities

         Net cash used in operating activities was ($2,145,031) for the three months ended September 30, 1999 compared to ($467,796) for the three months ended September 30, 1998, which represents an increase of $1,677,235. There was an increase in working capital of $1,652,865, which was primarily due to an increase in inventory and partially offset by a decrease in due to customers.

Investing activities

         Net cash used in investing activities for the three months ended September 30, 1999 was ($61,208) and primarily included the acquisition of equipment for the processing of materials from the film industry.

         Net cash used in investing activities in three months ended September 30, 1998 included the acquisition of the 900 Shames Drive, Westbury, NY facility, for $510,000, which is primarily used for the processing of catalysts, as well as for administrative offices.

Financing activities

         Net cash provided by financing activities for the three months ended September 30, 1999 is primarily due to the proceeds received under the new revolving credit agreement, which commenced in July 1999, as well as from the issuance of a note for $2,000,000 in subordinated debt. This was primarily offset by the repayment of the note payable to the former Reliable shareholder in the amount of $1,192,578.

       During the three months ended September 30, 1999, the Company issued 10,000 shares of common stock to warrant holders at an exercise price of $2.00 per share for net proceeds of $20,000.

     The Company has been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Precious metal inventories are stated at market value. Other inventories are stated at the lower of cost or market value. Consistent with other companies that refine and produce precious metal fabricated products, customers and suppliers on a consignment basis furnish some of the Company's gold, platinum, palladium and silver requirements. Title to the consigned precious metals remains with the consignor. The value of consigned gold, platinum, palladium and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At September 30, 1999 the Company held $5,016,517 of precious metal under a consignment agreement with a bank for which the Company is charged a consignment fee based on current market rates. There can be no assurances that fluctuations in the precious metals markets and credit would not result in an interruption of the Company's gold, platinum, palladium and silver supply or the credit arrangements necessary to allow the Company to support its accounts receivable and continue the use of consigned precious metals.

         On July 13, 1999 the Company entered into a financing agreement with a bank for a $12,000,000 credit facility used for working capital requirements. The Company was charged an origination fee of .5% of the available line, an underutilized loan fee of .375%, and interest at the prime rate plus .5% for cash transactions and libor plus 2.5% for precious metals transactions.

Year 2000

         Many currently installed computer systems, software products and manufactured products that utilize microprocessors are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish twenty-first century dates. This is commonly referred to as the "Year 2000 issue". The Company is aware of the Year 2000 issue and during fiscal 1998 commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). This program has been substantially completed and will be finalized before year-end.

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




                                            WESTBURY METALS GROUP, INC.


                                            By: /s/ Mark R. Buckley
                                                _____________________________
                                                     Mark R. Buckley
                                                     Chief Financial Officer



Date:   March 27, 2001