Form 10-Q/A
period 1999-12-31
WESTBURY METALS GROUP INC
filed 2001-03-27
CIK 878722

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As at March 26, 2000, 5,270,028 shares of the issuer's Common Stock, $.001 par value, were outstanding.
Explanatory note: This amendment number one is being filed due to the Company's post period recognition of accounting matters described in Note 11 to the unaudited Consolidated Financial Statements, which are reflected in the Company's restated financial statements.

                           WESTBURY METALS GROUP, INC.

                                   FORM 10-Q/A

                     For the Quarter Ended December 31, 1999

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                               Page

   Consolidated Balance Sheets as of December 31, 1999 (as restated) and June 30,1999
    (as restated)...........................................................................................2
   Consolidated Statements of Operations for the Three and Six Months Ended
     December 31, 1999 (as restated) and 1998...............................................................3
   Consolidated Statements of Cash Flows for the Six Months Ended
     December 31, 1999 (as restated) and 1998...............................................................4
   Notes to Consolidated Financial Statements...............................................................5-12


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................................................................13-20


                           PART II - OTHER INFORMATION


SIGNATURE..................................................................................................21




                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
-------------------------------------------------------------------------

                                                                                       DECEMBER 31,           JUNE 30,
                                                                                           1999                 1999
                                                                                           ----                 ----
ASSETS                                                                                     (As             (As Restated)
                                                                                        Restated)           See Note 11
                                                                                       See Note 11

CURRENT ASSETS:
  Cash                                                                               $   1,364,776         $ 1,242,230
  Accounts receivable, net of allowance of $20,130 and $17,000,                          2,939,228           2,824,949
  respectively
  Inventory (Note 3)                                                                     2,780,730           1,022,479

  Prepaid expenses and other current assets                                                323,123             161,364
                                                                              --------------------- -------------------

           Total current assets                                                          7,407,857           5,251,022

PROPERTY, PLANT AND EQUIPMENT - Net                                                      2,256,605           2,273,233


GOODWILL - Net                                                                           1,375,612           1,410,480

OTHER ASSETS                                                                               240,046             168,452
                                                                              --------------------- -------------------

TOTAL ASSETS                                                                        $   11,280,120         $ 9,103,187
                                                                              ===================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                               $    879,405          $  611,574
  Due to former Reliable shareholder                                                             -           1,192,578
  Notes payable and current portion of long-term debt (Note 4)                           1,725,827           1,721,758

  Due to customers                                                                         770,560           1,773,663
                                                                              --------------------- -------------------

           Total current liabilities                                                     3,375,792           5,299,573


LONG-TERM DEBT  (Notes 4 & 5)                                                            2,680,633           1,342,369


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized, 50,000,000 shares;
  4,470,614 and 3,247,312 shares issued and outstanding, respectively                        4,470              3,247

  Capital in excess of par value (Notes 9 & 10)                                           7,772,521          3,284,329

  Accumulated other comprehensive loss
                                                                                          (73,322)            (60,678)
  Accumulated deficit                                                                  (2,479,974)           (765,653)

                                                                              --------------------- -------------------

           Total stockholders' equity                                                   5,223,695           2,461,245

                                                                              --------------------- -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $   11,280,120         $ 9,103,187
                                                                              ===================== ===================

            See notes to unaudited consolidated financial statements







                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
-----------------------------------------------------------------------------


                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  DECEMBER 31,                           DECEMBER 31,
                                                       ------------------------------------  -------------------------------------

                                                               1999              1998                1999            1998
                                                               ----              ----                ----            ----
                                                            (As Restated)                         (As Restated)
                                                            -------------                         -------------
                                                             See Note 11                           See Note 11
REVENUE:
  Precious metal sales                                     $13,583,195       $ 7,366,420           $ 31,078,290     $ 12,272,649
  Refining                                                   3,179,855         1,901,468              5,396,509        2,321,708
                                                       ----------------- ------------------  -----------------  ------------------
         Total revenue                                      16,763,050         9,267,888             36,474,799       14,594,357
                                                         ----------------- ------------------  -----------------  ------------------
COST OF SALES:
  Cost of precious metal sales                               13,597,620         6,901,095          30,383,330         11,360,310
  Cost of refining                                            2,212,635         1,766,544           4,137,554          1,908,515
                                                       ----------------- ------------------  -----------------  ------------------

         Total cost of sales                                 15,810,255         8,667,639          34,520,884         13,268,825
                                                       ----------------- ------------------  -----------------  ------------------
 GROSS PROFIT                                                    952,795           600,249           1,953,915          1,325,532
                                                        ----------------- ------------------  -----------------  ------------------
OPERATING EXPENSES:
  Selling, general and administrative expenses                  934,182           540,417           1,827,873          1,174,899

  Depreciation and amortization                                                    39,378                                 73,186
                                                                120,674                               234,288
                                                       ----------------- ------------------  -----------------  ------------------
         Total operating expenses                             1,054,856           579,795           2,062,161          1,248,085
                                                       ----------------- ------------------  -----------------  ------------------
(LOSS) INCOME FROM OPERATIONS                                                      20,454                                 77,447
                                                              (102,061)                             (108,246)
                                                       ----------------- ------------------  -----------------  ------------------
OTHER EXPENSE (INCOME):
  Interest expense                                              183,445            33,715             414,809             69,923
  Interest income                                                     -           (27,151)                  -            (31,331)
  Non-cash warrant charge (Note 10)                           1,159,642              -               1,200,570
  Other income                                                   (8,053)          (22,530)              (9,304)          (28,723)
                                                       ----------------- ------------------  -----------------  ------------------

         Total other expense (income)                         1,335,034           (15,966)           1,606,075             9,869
                                                       ----------------- ------------------  -----------------  ------------------
(LOSS) EARNINGS BEFORE PROVISION FOR INCOME TAXES
                                                            (1,437,095)            36,420           (1,714,321)           67,578
PROVISION FOR INCOME TAXES                                            -            (1,958)               -                 7,974
                                                       ----------------- ------------------  -----------------  ------------------

NET (LOSS) INCOME                                       $ (1,437,095)      $       38,378       $ (1,714,321)     $       59,604
                                                       ================= ==================  =================  ==================

NET (LOSS) INCOME PER SHARE
        Basic                                                $   (0.42)    $         0.01           $  (0.51)     $         0.02
                                                       ================= ==================  =================  ==================

        Diluted                                              $   (0.42)    $         0.01           $  (0.51)     $         0.02
                                                       ================= ==================  =================  ==================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
         Basic                                               3,415,885           3,197,312        3,335,525             3,197,312
                                                       ================= ==================  ================= ==================

         Diluted                                            3,415,885           3,522,312         3,335,525             3,522,312
                                                            =========           =========         =========        ================


            See notes to unaudited consolidated financial statements


                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                           DECEMBER 31,

                                                                                    1999                     1998
                                                                                    ----                      ----
                                                                               (As Restated)
                                                                               -------------
                                                                                See Note 11

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                          $      (1,714,321)  $           59,604
  Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
    Depreciation and amortization                                                      234,288               73,186

    Warrant charge                                                                    1,200,570                 -

    Changes in assets and liabilities:
       Inventory                                                                     (1,758,248)            835,565

       Accounts receivable                                                             (114,279)         (1,048,964)

       Prepaid expenses and other current assets                                       (161,759)         (1,219,145)

       Other noncurrent assets                                                          (71,594)             28,289

       Due to customers                                                              (1,003,104)            181,457

       Accounts payable and accrued expenses                                            288,242             116,717

                                                                             ------------------- ---------------------

           Net cash used in operating activities                                    (3,100,205)            (973,291)

                                                                             ------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Equipment additions                                                                (182,792)             (320,631)

                                                                             ------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder                         (1,192,578)                  -

  Proceeds from issuance of subordinated debt                                        2,000,000                  -

  Net proceeds from credit line                                                         34,112             1,053,478

  Repayment of long-term debt                                                         (191,779)                 -

  Repayment of subordinated debt                                                      (500,000)               (1,783)

  Proceeds from stock warrants exercised and private placement                       3,255,788                    -

                                                                             ------------------- ---------------------

           Net cash provided by financing activities                                3,405,543               1,051,695

                                                                             ------------------- ---------------------

NET INCREASE (DECREASE) IN CASH                                                      122,546                 (242,227)


BEGINNING CASH BALANCE                                                             1,242,230                  877,520

                                                                             ------------------- ---------------------

ENDING CASH BALANCE                                                          $    1,364,776               $   635,293

                                                                             =================== =====================


Supplemental cash flow information:
            Cash paid for interest                                            $365,118                    $   69,923


             See notes to unaudited consolidated financial statement

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements as of and for the three and six months ended December 31, 1999 and 1998 include the accounts of Westbury Metals Group, Inc. ("WMG") five subsidiaries, which are Westbury
Alloys, Inc., Alloy Trading S.A., Reliable-West Tech, Inc., Westbury International, Inc., and Westbury Realty Management Corp., (collectively, the "Company"). The Company was formed, initially as Rosecap, Inc., on March 31, 1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys, Inc. On June 18, 1998, the Company's name was changed to Westbury Metals Group, Inc. from Rosecap, Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three- and six-month periods ended December 31, 1999 and 1998, the financial position at December 31, 1999 and the cash flows for the six-month periods ended December 31, 1999 and 1998, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 2000 and 1999 as filed with the U. S. Securities and Exchange Commission.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Reliable had occurred as of July 1, 1998:

                                                               Six Months Ended
                                                                 December 31,
                                                                    1998
                                                                ---------------

         Total revenue                                          $ 23,594,357
                                                                 ============

         Net income (loss)                                      $    269,604
                                                                 ===========
         Net income (loss)
            Basic                                               $     0.08
                                                                 ==========

            Diluted                                             $     0.08
                                                                 ===========

The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the date indicated or of future operations of the combined companies under the ownership and management of the Company.

NOTE 3 - INVENTORY

Precious metal inventories are stated at market value. Other inventories are stated at the lower of cost or market value. As of December 31, 1999, the market value of the precious metals inventories was less than cost. For the period ended December 31, 1999, the Company's precious metals inventories at market value and other inventories at lower of cost or market totaled $2,780,730.

Consistent with industry practice, some of the Company's gold, platinum, palladium and silver requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned precious metals remains with the consignor. The values of consigned precious metals held by the Company are not included in the Company's balance sheets. On December 31, 1999, the Company held $4,264,398 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 4 - REVOLVING CREDIT AGREEMENT

In July 1999, RWT, International and Westbury (the "Co-borrowers") entered into a two-year revolving credit agreement with a bank under which it may borrow up to $12,000,000. Of this total, $7,000,000 has been designated for the consignment of precious metals, $1,000,000 for a forward contract facility, and the remaining balance may be utilized to meet working capital requirements. Interest on the consignment of precious metals accrues at each metal's Cost of Funds rate plus 2.50%. The metals' Cost of Funds rates vary by the four metal categories to include gold, platinum, palladium, and silver. Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5% (Prime rate of 8.50% at December 31, 1999). Consignments of precious metals are limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivable. The facility is collateralized by the assets of the Co-borrowers, and guaranteed by WMG. The agreement requires the Company to maintain certain financial ratios and other financial conditions. The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The Company was in default of its cash flow coverage financial covenant at December 31, 1999 and has received a waiver from the bank.

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

NOTE 6 - NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income (loss) per common share is as follows:

                                                             Three Months Ended                     Six Months Ended
                                                                December 31,                          December 31,
                                                     ------------------------------------ -------------------------------------
                                                            1999             1998               1999               1998
                                                            ----             ----               ----               ----
Net (loss) income (numerator for basic and diluted
net (loss) income per common share)                      $(1,437,095)      $ 38,378       $  (1,714,321)           $ 59,604
                                                         ---------        ------------       -----------------     --------


Weighted average common shares (denominator for
  basic net (loss) income per share)                     3,415,885        3,197,312           3,335,525            3,197,312

Effect of dilutive securities:
  Employee stock options                                       -            325,000                  -               325,000
                                                         ----------      -------------      -------------        -------------

Weighted average common and potential common
  shares outstanding (denominator for diluted (loss)
  income per common share)                               3,415,885       3,522,312            3,335,525           3,522,312
                                                        ---------------   ------             -------------      --------------

Net (loss) income per common share - Basic              $  (0.42)       $    0.01             $   (0.51)         $     0.02
                                                        ------------    --------            -------------         ----------
Net (loss) income per common share - Diluted            $  (0.42)       $    0.01             $   (0.51)         $     0.02
                                                        ------------   -----------           -------------        ----------


Potential common shares are not included for the periods ended December 31, 1999 because they would be anti-dilutive.

NOTE 7 - INDUSTRY SEGMENTS

The Company operates in three reportable segments, industrial commodities management, industrial products, and metal processing & refining. The Industrial
Commodities Management segment consists principally of the sale of precious metals to end-users. The Industrial Products segment provides silver in various forms and shapes (plating salt, tin and tin-lead anodes), which are used in the manufacturing process by customers of the Company. The Metal Processing &
Refining segment  provides  refining  services to customers of the Company.  The
Corporate segment combines the activity for the non-reportable segments. The following table presents certain data by business segment. In the table, the income (loss) before provision for income taxes is presented with the precious metal inventories and other inventories stated at market value:


                                           Industrial
                                           Commodities    Industrial   Metal Procesing
                                           Management      Products      & Refining       Corporate      Consolidated

Six months ended December 31, 1999

  Sales to unaffiliated customers           $20,552,553   $ 10,525,737     $ 5,396,509     $     -      $36,474,799
  Transfers between segments                 12,473,381           -              -       (12,473,381)         -
                                          -------------    -----------      ----------    ----------     -----------

        Total revenues                      33,025,934     10,525,737        5,396,509    (12,473,381)    36,474,799
                                          ==========      ===========      ============   ==============  ==========

  Interest expenses                           214,263         75,290           15,378         109,878        414,809
                                          ============     ===========      ===========     ============   ==========
  Non-cash warrant charge                        -              -               -           1,200,570       1,200,570
                                          ============     ============    ==============  =========        =========

  Total assets                               2,215,962      1,122,387        1,507,233       6,434,538       11,280,120
                                            =========       =========       =========       ===========      ==========
  Depreciation and amortization                  1,524        135,273          81,008           16,483          234,288
                                           ===========      =========      ===========      ============     ============
  Income (loss) before provision
  for       income taxes                      (870,029)        261,342         464,760      (1,570,394)      (1,714,321)
                                              =========        =======         =======      ===========       ============



                                           Industrial
                                           Commodities    Industrial   Metal Processing
                                           Management      Products      & Refining       Corporate      Consolidated

Six months ended December 31, 1998

  Sales to unaffiliated customers         $ 7,550,061     $ 4,722,588     $  2,321,708    $    -         $ 14,594,357
  Transfers between segments               12,318,899         -                -         (12,318,899)          -
                                           ----------     -----------    --------------  ------------     ------------
       Total revenues                      19,868,960       4,722,588       2,321,708    (12,318,899)      14,594,357
                                          ============    ============    =============  =============    ============
  Interest expenses                            44,616          20,486           -              4,821           69,923
                                          ============    ============    =============  =============    ============
  Total assets                                542,122         970,406         508,701      3,344,918        5,366,147
                                          ==========      ============     ============   ============    ============
  Depreciation and amortization                   842          13,452          55,796          3,096           73,186
                                          ===========       ===========     ===========    ===========    ============
  Income (loss) before provision for
  income taxes                                329,888          51,137        (255,775)       (57,672)          67,578
                                          ===========       ===========    ===========     ===========    ============

RECONCLIATION TO CONSOLIDATED STATEMENT OF OPERATIONS

For the six months ended December 31, 1999, precious metals are stated at market value and the market value of other inventories was lower than cost, therefore no reconciliation between market value and lower of cost or market is presented. For the six months ended December 31, 1998, no adjustment to income (loss) before provision for income taxes is shown as the accounting for other inventories approximated the lower of cost or market.


NOTE 8 - COMPREHENSIVE LOSS

Effective July 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements.

SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

Changes in stockholders' equity and comprehensive loss during the six months ended December 31, 1999:

 Net loss                                    $(1,714,321)
 Foreign  currency  translation adjustment       (12,644)
                                             ------------
 Total   comprehensive  loss                 $(1,726,965)
                                             ============

NOTE 9 - PRIVATE PLACEMENT OFFERING

During the fiscal quarter ended December 31, 1999, WMG engaged an investment-banking firm and commenced a private placement offering. The offering featured a minimum of 666,667 units and a maximum of 1,833,333 units with each unit consisting of one share of WMG common stock, at a price of $3.00 per unit, and a warrant to purchase one-half share of WMG common stock at $4.00 per share. The first 666,667 units were offered on a `best efforts, all or none' basis, and the remaining 1,166,666 units on a best efforts basis. The minimum subscription called for a purchase of 10,000 units. Upon completion of the private placement offering, the investment banking firm, in addition to its commission and expenses, received 82,071 warrants to purchase common stock and 250,000 investment banking warrants to purchase one share of common stock, each warrant exercisable at $4.00 per share. Any unexercised warrants are callable by the Company, when the quoted market price for its common stock closes for 20 consecutive business days at prices ranging from $5.50 to $7.00 per share, at $0.001 per warrant. During the quarter ended December 31, 1999, 1,082,330 units were sold and the Company received net proceeds of $2,975,406 after payment of commissions and expenses of $271,584.

The Company granted the shareholders the right to purchase 541,165 shares of common stock redeemable upon exercise of their warrants. The warrants issued in conjunction with the Private Placement were granted at an exercise price of $4.00 per share, a value less than the market price of the Company's stock at the time. The Private Placement was initiated in November 1999. From mid November 1999 until December 31, 1999, the Company's stock price ranged from $4.14 to $4.50 per share. Using the Black-Scholes Model, the fair value of the warrants granted in conjunction with the Private Placement was determined to be $919,143. This non-cash charge is represented within Warrant paid in capital, which is included within Capital in excess of par value on the Company's balance sheet.

NOTE 10 - WARRANTS

In 1997, the Company issued 700,000 warrants in conjunction with a $700,000 bridge loan financing. The warrants' expiry date was December 19, 1999. During fiscal 1999 and through December 14, 1999, 197,222 of the 700,000 warrants were exercised. As of December 14, 1999, 502,778 warrants were still unexercised. On December 14, 1999, the Company, in its effort to extend the maturity date of the unexercised warrants, issued new warrants to the former warrant holders. All terms and conditions of the new warrant agreement remained the same, including the grant of an exercise price of $2.25 per share. The maturity date of the new warrant issuance was December 14, 2001. As a result, the Company determined the fair value of the warrants on the date of the new warrant issuance and incurred a non-cash expense for the quarter ended December 31, 1999. The fair value of the warrants as determined by the Black Scholes Model at December 14, 1999, the date of the grant, was $1,118,714.

During the first six months of the year ended June 30, 2000, the Company offered the warrant holders an inducement to convert warrants into common stock at an exercise price of $2.00 per share, which represented an inducement of $0.25 below the exercise price, up until the December 19, 1999 expiry date of the warrants. A total of 147,222 warrants were exercised based upon this inducement. The Company recorded an expense of $118,661, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model. The inducement charge of $118,661 was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856. The Company incurred one-half of the $118,661 warrant inducement charge or $59,331 for the three months ended December 31, 1999.

For the six months ended December 31, 1999, the non-cash expenses related to the new warrant issuance and the inducement totaled $1,200,570 and are recorded in other expense' in the Company's Statement of Operations. The Company's Accumulated deficit and Capital in excess of par value increased by an equal amount.

NOTE 11 - RESTATEMENT

Subsequent to the issuance of the Company's quarterly report for the fiscal period ended December 31, 1999, management determined that the value of unrefined inventory, which contains precious metals and had previously been recorded at market value, should have been accounted for at the lower of cost or market. Management also determined that, in its effort to extend the maturity date of previously unexercised warrants, it had issued new warrants on December 14, 1999, which warrants should have been accounted for at fair value previously, and such warrants had not been recorded. In addition, management determined that an expense associated with the $0.25 per warrant inducement during the six month period ended December 30, 1999 should be applied to all warrants and not just those that had been exercised as a result of the inducement. As a result, the accompanying unaudited consolidated financial statements have been restated from amounts previously reported to appropriately account for the transactions described above. A summary of the significant effects of the restatement is as follows:

                                                    As Previously       As
                                                    Reported           Restated
                                                    --------------     -------
  As of December 31, 1999
     Capital in excess of par value                  $6,571,951      $7,772,521
     Accumulated deficit                             (1,279,404)     (2,479,974)
     Stockholders' equity                             5,223,695       5,223,695

  For the Three Months Ended December 31, 1999
     Cost of refining                                 2,405,526       2,212,635
     Total other expense                                175,392       1,335,034
     Loss before provision for income taxes            (488,745)     (1,437,095)
     Net loss                                          (488,745)     (1,437,095)
     Basic and diluted net loss per share                 (0.14)          (0.42)

  For the Six Months Ended December 31, 1999
    Cost of refining                                   4,191,312      4,137,554
    Total other expense                                  405,505      1,606,075
    Loss before provision for income taxes              (567,509)    (1,714,321)
    Net loss                                            (567,509)    (1,714,321)
    Basic and diluted loss per share                       (0.17)         (0.51)
  As of June 30, 1999
     Inventory                                         $1,076,237    $1,022,479
     Accumulated deficit                                 (711,895)     (765,653)
     Stockholders' equity                               2,515,003     2,461,245

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in the U.S. Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking Statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified in this Form 10-Q/A and as may be identified from time to time in the Company's future filings with the SEC.

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

Subsequent to the issuance of the Company's quarterly report for the fiscal period ended December 31, 1999, management determined that the value of unrefined inventory, which contains precious metals and had previously been recorded at market value, should have been accounted for at the lower of cost or market. Management also determined that, in its effort to extend the maturity date of previously unexercised warrants, it had issued new warrants on December 14, 1999, which warrants should have been accounted for at fair value previously, and such warrants had not been recorded. In addition, management determined that an expense associated with the $0.25 per warrant inducement during the six month period ended December 30, 1999 should be applied to all warrants and not just those that had been exercised as a result of the inducement.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods ended December 31, 1999 presented below reflect certain restatements to the Company's previously reported results of operations for these periods. See Note11of the notes to the unaudited consolidated financial statements for a summary of significant effects.

Results of Operations

The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Statements of Operations for the indicated period.


                                                             Three Months Ended                     Six Months Ended
                                                                December 31,                          December 31,
                                                     ------------------------------------ -------------------------------------
                                                            1999             1998               1999               1998
                                                            ----             ----               ----               ----
Revenues:
--------
Sales ..........................................           81.0%             79.5%              85.2%                84.1%
Refining .......................................           19.0%             20.5%              14.8%                15.9%
                                                           -----             -----              -----                -----
Total Revenues .................................            100%              100%               100%                 100%
                                                            -----            -----              -----                -----

The net loss for the three months ended December 31, 1999 and September 30, 1999 was $1,437,095 and $277,226, respectively. The net loss per diluted share for the three months ended December 31, 1999 and September 30, 1999 was $.42 and $.09, respectively.

Three Months Ended December 31, 1999 versus Three Months Ended December 31, 1998

Revenues were $16,763,050 for three months ended December 31, 1999 compared to $9,267,888 for three months ended December 31, 1998. Of the total increase, $6,216,775 related to the industrial products and industrial commodities management segments, while $1,278,387 was related to the metal processing and refining segment. The increased sales in the industrial products and industrial commodities management segments are directly related to the new financing arrangement with the bank and the acquisition of Reliable.

West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable on June 30, 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the industrial products segment. For the three months ended December 31, 1999, the industrial products segment recorded gross revenues of $5,427,806. The industrial commodities management segment, which started business in July 1998, was responsible for an additional $8,155,389 in gross revenues for the three months ended December 31, 1999. The revenues relate to precious metal sales to industrial end users. The combined sales of the industrial products and industrial commodities management segments were $13,583,195 for the three months ended December 31, 1999 compared to $7,366,420 for the three months ended December 31, 1998, resulting in an increase of $6,216,775.

Through the diversification of the refining area and greater efficiencies in the catalyst operations, net metal processing and refining segment revenues for three months ended December 31, 1999 were $3,179,855 compared to $1,901,468 for the three months ended December 31, 1998 for an increase of $1,278,387.

Cost of precious metal sales were $13,597,620 or 100.1% of sales for three months ended December 31, 1999 compared to $6,901,095 or 93.7% of sales for three months ended December 31, 1998. This 6.4% increase in cost of sales is due to lower than anticipated metal yields and accountability from catalytic converter processed materials and refining activities. The estimates used to calculate the precious metals recovery from refining catalytic converter materials was adjusted during the three months ended December 31, 1999 to more accurately reflect the current refining yields. This resulted in the decrease of the amounts recorded for precious metal recoveries and caused the sharp increase in the cost of sales for the industrial commodities management segment.

Cost of refining revenues were $2,212,635 or 69.6% of refining fees for three months ended December 31, 1999 compared to $1,766,544 or 92.9% of refining fees for three months ended December 31, 1998. The decrease of 23.3% in the cost of refining is primarily due to the increased volume in catalysts. The increased volume resulted in a more efficient usage of production assets, and allowed the metal processing and refining segment to operate at a level, which better covered the primarily fixed labor and facility costs.

Selling, general and administrative expenses increased by $393,765 or 72.9%, from $540,417 for the three months ended December 31, 1998 to $934,182 for the three months ended December 31, 1999. This increase is the result of new employees hired at the sales and operations' levels to facilitate the expansion of RWT and the catalytic converter processing business, which is part of the metal processing and refining segment.

Depreciation and amortization expense was $120,674 for the three months ended December 31, 1999 compared to $39,378 for the three months ended December 31, 1998. This increase of $81,296, or 206.5%, was principally due to the depreciation on the building, machinery and equipment, and related goodwill from the acquisition of Reliable.

Interest expense was $183,445 for the three months ended December 31, 1999 compared to $33,715 for the three months ended December 31, 1998. The increase of $149,730 or 444.1% was primarily due to the expanded credit facility with a bank along with debt service for the Reliable acquisition and interest charges for subordinated debt.

The Company also incurred non-recurring non-cash charges of $1,159,642 for the three months ended December 31, 1999 related to: (i) the issuance of warrants to third parties, which enabled the third parties to buy the Company's common stock at a price less the market price of the Company's stock and (ii) an inducement by the Company to warrant holders to exercise their warrant rights. On December 14, 1999, new warrants were issued to the Company's former bridge loan holders at an exercise price of $2.25, which was below the market value of Company's common stock, and it resulted in a non-cash charge of $1,118,714. Also, an inducement was offered to warrant holders during the period July 1999 through December 1999, and it resulted in the exercise of 147,222 shares of common stock. The inducement charge was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model. The Company incurred one-half of the $118,661 warrant inducement charge or $59,331 for the three months ended December 31, 1999.

Six Months Ended December 31, 1999 to the Six Months Ended December 31, 1998

Revenues were $36,474,799 for the six months ended December 31,1999 compared to $14,594,357 for the six months ended December 31, 1998. Of the total increase, $18,805,641 related to the industrial products and industrial commodities management segments, while $3,074,801 related to the metal processing and refining segment. The increased sales in the industrial products and the industrial commodities management segments are directly related to the new financing arrangement with the bank and the acquisition of Reliable.

West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable on June 30, 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the industrial products segment. For the six months ended December 31, 1999, the industrial products segment recorded gross revenues of $10,525,737. The industrial commodities management segment, which started business in July 1998, was responsible for an additional $20,552,553 in gross revenues for the six months ended December 31, 1999. The revenues relate to precious metal sales to industrial end users. Combined sales of the industrial products and industrial commodities management segments were $31,078,290 for the six months ended December 31, 1999 compared to $12,272,649 for the six months ended December 31, 1998, resulting in an increase of $18,805,641.

Through the diversification of the refining area and the increased catalytic converter business, net metal processing and refining segment revenues for the six months ended December 31, 1999 were $5,396,509 compared to $2,321,708 for the six months ended December 31, 1998 for an increase of $3,074,801.

Cost of precious metal sales were $30,383,330 or 97.8% of sales for the six months ended December 31, 1999 compared to $11,360,310 or 92.6% of sales for the six months ended December 31, 1998. This 5.2% increase in cost of sales is due to the lower than anticipated metal yields and accountability from catalytic converter processed materials and refining activity. The estimates used to calculate the precious metals recovery from refining catalytic converter materials was adjusted during the quarter ended December 31, 1999 to more accurately reflect the current refining yields. This resulted in the decrease of the amounts recorded for precious metal recoveries and caused the sharp increase in the cost of sales for the industrial commodities management segment.

Cost of refining revenues were $4,137,554 or 76.7% of refining fees for the six months ended December 31, 1999 compared to $1,908,515 or 82.2% of refining fees for the six months ended December 31, 1998. This decrease of 5.5% in cost of refining is primarily due to the increased volume in catalysts, which more amply covered the primarily fixed labor and facility costs.

Selling, general and administrative expenses increased by $652,974 or 55.6% from $1,174,899 for the six months ended December 31, 1998 to $1,827,873 for the six months ended December 31, 1999. This increase is the result of new employees hired at the sales and operational levels to facilitate the expansion of RWT and the catalytic converter processing business, which is part of the metal processing and refining segment.

Depreciation and amortization expense was $234,288 for the six months ended December 31, 1999 compared to $73,186 for the six months ended December 31, 1998. This increase of $161,102 or 220.1% was principally due to the depreciation on the building, machinery and equipment, and related goodwill from the acquisition of Reliable.

Interest expense was $414,809 for the six months ended December 31, 1999 compared to $69,923 for the six months ended December 31, 1998. The increase of $344,886 or 493.2% was primarily due to increased working capital usage of the new bank facility along with debt service for the Reliable acquisition and interest charges for the subordinated debt.

The Company also incurred non-recurring non-cash charges of $1,200,570 for the six months ended December 31, 1999 related to: (i) the issuance of warrants to third parties, which enabled the third parties to buy the Company's common stock at a price less the market price of the Company's stock and (ii) an inducement by the Company to warrant holders to exercise their warrant rights. On December 14, 1999, new warrants were issued to the Company's former bridge loan holders at an exercise price of $2.25, which was below the market value of Company's common stock, and it resulted in a non-cash charge of $1,118,714. Also, an inducement was offered to warrant holders during the period July 1999 through December 1999, and it resulted in the exercise of 147,222 shares of common stock. The inducement charge was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model.

Liquidity, Capital Resources and Other Financial Data

Cash flows from Operating activities

Net cash used in operating activities was $3,100,205 for the six months ended December 31, 1999 compared to $973,291 for the six months ended December 31, 1998, an increase of $2,126,914. Cash used in operating activities was primarily due to the net loss generated from operations, as well as increases in inventory and decreases in due to customers.

Cash flows from Investing activities

Net cash used in investing activities for the six months ended December 31, 1999 was $182,792 and primarily included the acquisition of equipment for the processing of materials from the film industry and coin blanking tools and dies.

Net cash used in investing activities for the six months ended December 31, 1998 included the acquisition of the 900 Shames Drive, Westbury, NY facility, for $510,000, which is primarily used for the processing of catalysts, as well as for administrative offices.

Cash flows from Financing activities

Net cash provided by financing activities for the six months ended December 31, 1999 is primarily due to $3,255,788 of net capital proceeds from the private placement (see Note 9) and exercise of stock warrants (see below). Additionally, proceeds from the new revolving credit agreement, which commenced in July 1999, and, the issuance of a note for $2,000,000 in subordinated debt contributed to the cash provided from financing activities. The increase was offset by the repayment of the note payable to the former Reliable shareholder of $1,192,578 and the repayment of $691,779 of long-term debt, which included $500,000 related to the subordinated note.

During the six months ended December 31, 1999, the Company issued 140,972 shares of common stock to warrant holders at an exercise price of $2.25 per share and received, after payment of warrant inducement charges of $36,805, net proceeds of $280,382.

Liquidity and Capital Resources

There was an increase in working capital of $4,080,616, primarily due to the issuance of stock.

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

Forward Looking Statements

The Private Placement offering that commenced during the quarter ended December 31, 1999 was completed during the quarter ending March 31, 2000. After December 31, 1999 WMG received additional net cash proceeds of $2,162,242 from the offering after payment of investment-banking fees of $217,601. Total net capital proceeds from the private placement offering were $5,137,648. In addition, the Company is required to register the shares sold in the offering within 60 days of the offering's closing. The Company estimates it will incur fees of $175,000 in order to register the shares with the SEC. Management is pleased to relate that the offering was very successful as evidenced by it being oversubscribed. The proceeds from the offering will allow the Company to continue its program of expansion through internal growth and acquisition.

Management has been concentrating on building market share at RWT through its internal sales force. With the acquisition of Reliable, management anticipates annual sales at RWT to increase 300% from the prior fiscal year. As of March 31, 2000, a definitive Purchase & Sale Agreement has been signed by WMG to acquire a business complimentary to that of RWT.

During the quarter ended December 31, 1999, the Company became aware that a refinery used to process the catalytic converter materials was returning recovered precious metals in an amount, which was less than industry averages.

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




                                            WESTBURY METALS GROUP, INC.


                                          By:  /s/ Mark R. Buckley
                                            ----------------------------------
                                              Mark R. Buckley
                                              Chief Financial Officer



Date:   March 27, 2001