Form 10-Q/A
period 2000-03-31
WESTBURY METALS GROUP INC
filed 2001-03-27
CIK 878722

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

                           WESTBURY METALS GROUP, INC.

                                   FORM 10-Q/A

                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                               Page

   Consolidated  Balance  Sheets as of March  31,  2000 (as  restated)  and June
   30,1999 (as restated)....................................................................................2
   Consolidated Statements of Operations for the Three and Nine Months Ended
     March 31, 2000 (as restated) and 1999..................................................................3
   Consolidated Statements of Cash Flows for the Nine Months Ended
     March 31, 2000 (as restated) and 1999..................................................................4
   Notes to Consolidated Financial Statements..............................................................5-13


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.....................................................................14-22


                           PART II - OTHER INFORMATION


SIGNATURE..................................................................................................23

                   WESTBURYMETALS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                       MARCH 31,            JUNE 30,
                                                                                                         2000                1999
                                                                                          -----------------------------------------
ASSETS                                                                                           (As Restated)        (As Restated)
                                                                                                   See Note 11          See Note 11

CURRENT ASSETS:
  Cash .....................................................................................       $    728,413        $  1,242,230
  Accounts receivable, net of allowance of $23,284 and $17,000, ............................          5,878,155           2,824,949
  respectively
  Inventory (Note 3) .......................................................................          3,897,891           1,022,479
  Prepaid expenses and other current assets ................................................            415,484             161,364
                                                                                                   ------------        ------------

           Total current assets ............................................................         10,919,943           5,251,022

PROPERTY, PLANT AND EQUIPMENT - Net ........................................................          2,307,455           2,273,233

GOODWILL - Net .............................................................................          1,358,179           1,410,480

OTHER ASSETS ...............................................................................            288,510             168,452
                                                                                                   ------------        ------------

TOTAL ASSETS ...............................................................................       $ 14,874,087        $  9,103,187
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ....................................................       $  1,900,884        $    611,574
  Due to former Reliable shareholder .......................................................               --             1,192,578
  Notes payable and current portion of long-term debt (Note 4) .............................          4,121,351           1,721,758
  Due to customers .........................................................................            946,347           1,773,663
                                                                                                   ------------        ------------

           Total current liabilities .......................................................          6,968,582           5,299,573

LONG-TERM DEBT  (Notes 4 & 5) ..............................................................          1,141,901           1,342,369

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized,  50,000,000 shares;  5,270,028 and
  3,247,312 shares issued and outstanding,
  respectively .............................................................................              5,270               3,247
  Capital in excess of par value (Notes 9 & 10) ............................................          9,772,503           3,284,329
  Accumulated other comprehensive loss .....................................................            (69,265)            (60,678)
  Accumulated deficit ......................................................................         (2,944,904)           (765,653)
                                                                                                   ------------        ------------

           Total stockholders' equity ......................................................          6,763,604           2,461,245
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................       $ 14,874,087        $  9,103,187
                                                                                                   ============        ============


                  See notes to unaudited consolidated financial statements.


                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------



                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    MARCH 31,                          MARCH 31,
                                                        ----------------------------------------------------------------------

                                                                       2000              1999             2000              1999
                                                                       ----              ----             ----              ----
                                                                  (As Restated)                      (As Restated)
                                                                  -------------                      -------------
                                                                  See Note 11                        See Note 11
REVENUE:
  Precious metal sales .....................................     $ 24,082,168      $ 10,259,885      $ 55,160,458      $ 22,532,534
  Refining .................................................        2,890,013         1,391,987         8,286,523         3,713,695
                                                                 ------------      ------------      ------------      ------------

           Total revenue ...................................       26,972,181        11,651,872        63,446,981        26,246,229
                                                                 ------------      ------------      ------------      ------------

COST OF SALES:
  Cost of precious metal sales .............................       22,681,510         9,986,697        53,064,841        21,347,007
  Cost of refining .........................................        2,992,846           838,769         7,130,402         2,747,283
                                                                 ------------      ------------      ------------      ------------

           Total cost of sales .............................       25,674,356        10,825,466        60,195,243        24,094,290
                                                                 ------------      ------------      ------------      ------------

GROSS PROFIT ...............................................        1,297,825           826,406         3,251,738         2,151,939
                                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses .............        1,296,240           662,759         3,124,112         1,843,196
  Depreciation and amortization ............................          139,847            48,612           374,135           116,261
                                                                 ------------      ------------      ------------      ------------

           Total operating expenses ........................        1,436,087           711,371         3,498,247         1,959,457
                                                                 ------------      ------------      ------------      ------------

(LOSS) INCOME FROM OPERATIONS ..............................         (138,262)          115,035          (246,509)          192,482
                                                                 ------------      ------------      ------------      ------------

OTHER EXPENSE (INCOME):
  Interest expense .........................................          338,414            54,148           753,223           124,071
  Interest income ..........................................             --                --             (21,051)             --

  Non-cash warrant charge (Note 10) ........................             --                --            1,200,570             --

  Other income .............................................          (11,746)          (11,687)             --             (71,741)
                                                                 ------------      ------------      ------------      ------------

           Total other expense .............................          326,668            42,461         1,932,742            52,330
                                                                 ------------      ------------      ------------      ------------


(LOSS) EARNINGS BEFORE PROVISION FOR INCOME TAXES                    (464,930)           72,574        (2,179,251)          140,152
PROVISION FOR INCOME TAXES .................................             --              36,062              --              44,036
                                                                 ------------      ------------      ------------      ------------

NET (LOSS) INCOME ..........................................     $   (464,930)     $     36,512      $ (2,179,251)     $     96,116
                                                                 ============      ============      ============      ============
NET (LOSS) INCOME PER SHARE:
Basic ......................................................     $      (0.09)     $       0.01      $   (0.56)        $       0.03
                                                                 ============      ============      ============      ============

Diluted ....................................................     $      (0.09)     $       0.01      $   (0.56)        $       0.03
                                                                 ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
        Basic ..............................................        5,087,306         3,197,312         3,915,205         3,197,312
                                                                 ============      ============      ============      ============
        Diluted ............................................        5,087,306         3,522,312         3,915,205         3,522,312
                                                                 ============      ============      ============      ============


 See notes to unaudited  consolidated financial statements.


                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         Nine Months Ended March 31,
                                                                                                           2000                1999
                                                                                                     (As Restated)
                                                                                                      See Note 11
                                                                                            ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ..................................................................           $(2,179,251)           $    96,116
  Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
    Depreciation and amortization ....................................................               374,135                109,670
    Bad debt expense .................................................................               348,094                   --
    Warrant charge ...................................................................             1,200,570                   --

    Changes in assets and liabilities:
       Inventory .....................................................................            (2,875,412)              (421,764)
       Accounts receivable ...........................................................            (3,401,300)            (1,499,015)
       Prepaid expenses and other current assets .....................................              (254,120)              (569,802)
       Other non-current assets ......................................................              (120,058)                 7,802
       Due to customers ..............................................................              (827,316)               922,377
       Accounts payable and accrued expenses .........................................             1,310,220                (74,020)
                                                                                                 -----------            -----------

           Net cash used in operating activities .....................................            (6,424,438)            (1,428,636)
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions ............................................              (346,056)              (500,443)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder ...........................            (1,192,578)                  --
  Proceeds from issuance of subordinated debt ........................................             2,000,000                   --
  Net proceeds from credit line ......................................................             2,466,815              1,424,703
  Repayment of long-term debt ........................................................              (267,690)                (4,506)
  Repayment of subordinated debt .....................................................            (2,000,000)                  --
  Proceeds from stock warrants exercised and private placement .......................             5,250,130                   --
                                                                                                 -----------            -----------

           Net cash provided by financing activities .................................             6,256,677              1,420,197
                                                                                                 -----------            -----------

NET DECREASE IN CASH .................................................................              (513,817)              (508,882)

BEGINNING CASH BALANCE ...............................................................             1,242,230                877,520
                                                                                                 -----------            -----------

ENDING CASH BALANCE ..................................................................           $   728,413            $   368,638
                                                                                                 ===========            ===========

Supplemental cash flow information:
  Cash paid for interest .............................................................           $   652,803            $   124,071
                                                                                                 ===========            ===========

   See  notes to  unaudited consolidated financial statements.



NOTE 1 - GENERAL

The accompanying  unaudited  consolidated financial statements as of and for the three and nine  months  ended March 31,  2000 and 1999  include the  accounts of
Westbury  Metals  Group,  Inc.  ("WMG")  five  subsidiaries,  which are Westbury
Alloys,   Inc.,  Alloy  Trading  S.A.,   Reliable-West   Tech,  Inc.,   Westbury
International,  Inc., and Westbury Realty Management Corp.,  (collectively,  the
"Company").  The Company was formed,  initially as Rosecap,  Inc.,  on March 31,
1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys,
Inc. On June 18, 1998, the Company's name was changed to Westbury  Metals Group,
Inc. from Rosecap, Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three- and nine-month periods ended March 31, 2000 and 1999, the financial position at March 31, 2000 and the cash flows for the nine-month periods ended March 31, 2000 and 1999, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1999 and 2000 as filed with the U.S. Securities and Exchange Commission.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Reliable had occurred as of July 1,1998:

                                                            Nine Months Ended
                                                               March 31,
                                                                1999

         Total revenue                                     $ 38,246,229
                                                            ============

         Net income (loss)                                 $   379,616
                                                           ==============
         Net income (loss)
              Basic                                        $      0.12
                                                           ==============

              Diluted                                      $      0.11
                                                           ===============

The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the date indicated or of future operations of the combined companies under the ownership and management of the Company.

NOTE 3 - INVENTORY

Precious metal inventories are stated at market value. Other inventories are stated at lower of cost or market. As of March 31, 2000, the Company's precious metal inventories at market value totaled $2,306,738 and other inventory at lower of cost or market totaled $1,591,153. The estimated aggregate market value of precious metal inventories and other inventories at March 31, 2000, after all processing of inventories has been completed, was $4,488,188.

Consistent with industry practice, some of the Company's gold, platinum, palladium and silver requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned precious metals remains with the consignor. The value of consigned precious metals held by the Company is not included in the Company's balance sheets. On March 31, 2000, the Company held $6,369,989 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 4 - REVOLVING CREDIT AGREEMENT

In July 1999, RWT, International and Westbury (the "Co-borrowers")  entered into a two-year  revolving  credit agreement with a bank under which it may borrow up
to  $12,000,000.   Of  this  total,  $7,000,000  has  been  designated  for  the consignment of precious metals,  $1,000,000 for a forward contract facility, and the remaining balance may be utilized to meet working capital  requirements.  As of March  31,  2000 the  Company  had total  borrowings  of  $10,333,448,  which included  $6,369,989  of consigned  precious  metals and  $3,963,459  of working capital loans.  Interest on the  consignment of precious  metals accrues at each metal's  Cost of Funds rate plus 2.50%.  The metals' Cost of Funds rates vary by the four metal  categories to include  gold,  platinum,  palladium,  and silver.
Interest  on the  remaining  borrowings  accrues at the option of the Company at
LIBOR  plus  2.50%  or Prime  plus  .5%  (Prime  rate 9 % at  March  31,  2000).
Consignments  of  precious  metals  are  limited  to  the  balance  of  eligible inventory,  with the  remaining  borrowings  limited to the  balance of eligible accounts  receivable.  The  facility  is  collateralized  by the  assets  of the
Co-borrowers,  and  guaranteed  by WMG.  The  agreement  requires the Company to maintain certain  financial ratios and other financial  conditions.  The Company has agreed to pay fees of .375% on the  unused  amount of the  facility  payable monthly.  The Company was in default of cash flow coverage financial covenant at
March 31, 2000 and has received a waiver from the bank.

NOTE 5 - SUBORDINATED DEBT

In July 1999, the Co-borrowers and WMG issued a two-year  subordinated term note
(the "Note") for the receipt of $2,000,000 from a financing company. Interest on the Note accrues at a rate equal to prime plus 4% and is payable monthly. The principal portion of the Note becomes due July 2001. In conjunction with the issuance of the Note, the Company granted 90,000 warrants to purchase the Company's common stock at an exercise price of $9.00. The warrants vest commencing in July 2000 and expire in July 2002. WMG repaid $500,000 of this Note during the period ending December 31, 1999 and the remaining $1,500,000 of this Note during the period ending March 31, 2000. In November 1999, the Company borrowed an additional $250,000, and issued the lender 3,293 additional warrants. These warrants, which were granted at an exercise price of $9.00 per share, vested immediately and expire in March 2002. The Company, using the Black-Scholes Model, has determined that the fair value of the vested warrant issuance and incurred an expense of $1,169 for the nine months ended March 31, 2000.

NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income (loss) per common share is as follows:

                                                                           Three Months Ended                 Nine Months Ended
                                                                               March 31,                         March 31,
                                                     ----------------------------------------------------------------------
                                                                        2000             1999              2000              1999
                                                                        ----             ----              ----              ----

Net (loss) income (numerator for basic and diluted
   net income (loss) per common share) ......................      $  (464,930)      $    36,512       $(2,179,251)      $    96,116

Weighted average common shares (denominator for
   basic net  income (loss) per share) ......................        5,087,306         3,197,312         3,915,205         3,197,312
Effect of dilutive securities - employee stock
options and warrants ........................................             --             325,000              --             325,000
                                                                   -----------       -----------       -----------       -----------
Weighted average common and potential common
   shares outstanding (denominator for diluted income
   (loss) per common share) .................................        5,087,306         3,522,312         3,915,205         3,522,312


Net (loss) income per common share - Basic ..................       $    (0.09)      $      0.01       $     (0.56)      $      0.03
                                                                   -----------       -----------       -----------       -----------
Net (loss) income per common share - Diluted ................       $    (0.09)      $      0.01       $     (0.56)      $      0.03
                                                                   -----------       -----------       -----------       -----------


Potential common shares are not included for the three and nine-month periods ended March 31, 2000 because they would be antidilutive.


NOTE 7 - INDUSTRY SEGMENTS

The Company operates in three reportable segments, industrial commodities management, industrial products, and metal processing & refining. The Industrial
Commodities Management segment consists principally of the sale of precious metals to end-users. The Industrial Products segment provides silver in various forms and shapes (plating salt, tin and tin-lead anodes), which are used in the manufacturing process by customers of the Company. The Metal Processing and Refining segment provides refining services to customers of the Company. The
Corporate segment combines the activity for the non-reportable segments. The following table presents certain data by business segment. In the table, the income (loss) before provision for income taxes is presented with the precious metal inventories and other inventories stated at market value:





                                           Industrial
                                           Commodities     Industrial   Metal Processing
                                           Management      Products        & Refining       Corporate    Consolidated
Nine months ended March 31, 2000
  Sales to unaffiliated customers          $ 38,129,191   $ 17,031,267   $  8,286,523      $-             $ 63,446,981
  Transfers between segments                 17,765,141     -               -               (17,765,141)   -
                                           ------------   ------------   ------------      ------------   --
  Total revenues                           $ 55,894,332   $ 17,031,267   $  8,286,523      $(17,765,141)  $ 63,446,981
                                           ============   ============   =============     ============   ============
  Total assets                             $  3,991,839   $  1,278,637   $  1,142,646      $  8,460,965   $ 14,874,087
                                           ============   ============   ============      ============   ============
  Interest expenses                        $    489,043   $     93,053   $     15,493      $    155,634   $    753,223
                                           ============   ============   =============     ============   ============
  Non-cash warrant charge                  $      -         $     -        $   -           $  1,200,570   $ 1,200,570
                                          ============================================================================
  Depreciation and amortization            $      2,769   $    223,653   $    122,932      $     24,781   $    374,135
                                           ============   ============   ============      =============  ============
  Income (loss) before provision for
   income taxes                            $   (513,342)  $    608,070   $    262,322      $ (1,946,004)   (1,588,954)
                                           =============  ============   ============     =============    ===========


Nine months ended March 31, 1999
  Sales to unaffiliated customers          $ 13,792,572   $  8,739,962   $  3,713,695      $  -           $ 26,246,229
  Transfers between segments                 13,045,047    -               -                (13,045,047)     -
                                           ------------   ------------   -------------     -------------  ----
  Total revenues                           $ 26,837,619   $  8,739,962   $  3,713,695      $(13,045,047)  $ 26,246,229
                                           ============   ============   ============      =============  ============
  Total assets                             $    399,132   $  1,111,975   $  1,753,451      $  3,056,786   $  6,321,344
                                           ============   ============   ============      ============   ============
  Interest expenses                        $      2,761   $     47,780   $     61,759      $     11,771   $    124,071
                                           ============   ============   ============      ============   ============
  Depreciation and amortization            $      2,419   $     18,876   $     88,245      $      6,721   $    116,621
                                           ============   ============   ============      ===========================
  Income (loss) before provision for
   income taxes                            $    374,429   $     67,933   $   (109,422)     $   (192,788)  $    140,152
                                           ============   ============   =============     =============  ============


RECONCLIATION TO CONSOLIDATED STATEMENT OF OPERATIONS

Nine months ended March 31, 2000

Income (loss) before provision for
income taxes- market value                $  (513,342)    $  608,070     $  262,322        $ (1,946,004)   $(1,588,954)
Adjustment:  unrefined precious metals
inventory at cost - (loss) income                 -              -         (590,297)             -            (590,297)
                                           -----------    -------------  -------------     -------------      -----------
Net income (loss)                         $ (513,342)     $  608,070     $ (327,975)       $ (1,946,004)   $(2,179,251)
                                          ===========     ============   ===========       =============   =============

For the nine months ended March 31, 1999, no adjustment to income (loss) before provision for income taxes is shown as the accounting for unrefined inventories approximated the lower of cost or market.

NOTE 8 - COMPREHENSIVE LOSS

Effective July 1, 1998, the Company adopted Statement of Financial Standards No.
130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements.

SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

Changes in stockholders' equity and comprehensive loss during the nine months ended March 31, 2000:

Net loss                                                  $ (2,179,251)
Foreign currency translation adjustment                         (8,587)
                                                            ------------
Total comprehensive loss                                   $ (2,187,838)
                                                            =============

NOTE 9 - PRIVATE PLACEMENT OFFERING

During  the  fiscal   quarter   ended   December  31,   1999,   WMG  engaged  an
investment-banking firm and commenced a private placement offering. The offering featured a minimum of 666,667  units and a maximum of 1,833,333  units with each unit  consisting of one share of WMG common stock, at a price of $3.00 per unit, and a warrant to purchase one-half share of WMG common stock at $4.00 per share.
The first 666,667 units were offered on a `best efforts, all or none' basis, and the remaining 1,166,666 units on a best efforts basis. The minimum  subscription called for a purchase of 10,000 units. The investment-banking  firm, in addition to its commission and expenses,  received 82,071 warrants and 250,000 investment banking  warrants to purchase one share of common stock at $4.00 per share.  Any unexercised  warrants are callable by the Company,  when the quoted market price for its common stock closes for 20  consecutive  business days at prices ranging from $5.50 to $7.00 per share,  at $0.001 per warrant.  As of the quarter  ended
March 31, 2000,  WMG had sold  1,875,494  units and received  gross  proceeds of
$5,626,434.  The  investment  banking fees totaled  $488,785.  Subsequent to the quarter  ended March 31, 2000,  the Company filed with the U.S.  Securities  and
Exchange  Commission a registration of the shares of common stock.  The expenses associated with this registration  amounted to $181,963.  After deduction of the investment  banking fees and registration fees, the Company received net capital proceed  of  $4,955,686.  The total  units  sold in the  offering  of  1,875,494 exceeded the maximum units  offered of 1,833,333 by 42,161 units or 2.30%.  This resulted  in  additional  dilution  of 0.83%  over that  which  they  would have experienced had only the maximum units been sold.

During the quarter ended March 31, 2000, the Company granted the shareholders the right to purchase 728,653 shares of common stock redeemable upon exercise of their warrants. The total warrants granted during the nine months ended March
31, 2000 equaled 1,269,818. These warrants issued in conjunction with the Private Placement were granted at an exercise price of $4.00 per share, a value less than the market price of the Company's stock at the time. The Private
Placement was initiated in November 1999. From mid November 1999 until March 31,
1999, the Company's stock price ranged from $4.14 to $4.50 per share. Using the Black-Scholes Model, the fair value of the 728,653 warrants granted in conjunction with the Private Placement during the fiscal quarter ended March 31,

2000 was determined to be $1,237,583. This non-cash charge is represented within Warrant paid in capital, which is included within Capital in excess of par value on the Company's balance sheet. The aggregate fair value of the warrants for the nine months ended March 31, 2000 using the Black-Scholes Model, which is a non-cash charge, was determined to be $2,156,726.

NOTE 10 - WARRANTS

In 1997, the Company issued 700,000 warrants in conjunction with a $700,000 bridge loan financing. The warrants' expiry date was December 19, 1999. During fiscal 1999 and through December 14, 1999, 197,222 of the 700,000 warrants were exercised. As of December 14, 1999, 502,778 warrants were still unexercised. On
December 14, 1999, the Company, in its effort to extend the maturity date of the unexercised warrants, issued new warrants to the former warrant holders. All terms and conditions of the new warrant agreement remained the same, including the grant at an exercise price of $2.25 per share. The maturity date of the new warrant issuance was December 14, 2001. As a result, the Company determined the fair value of the warrants on the date of the new warrant issuance and incurred a non-cash expense for the quarter ended December 31, 1999. The fair value of the warrants as determined by the Black Scholes Model at December 14, 1999, the date of the grant, was $1,118,714.

During the first six months of the year ended June 30, 2000, the Company offered the warrant holders an inducement to convert warrants into common stock at an exercise price of $2.00 per share, which represented an inducement of $0.25 below the exercise price, up until the December 19, 1999 expiry date of the warrants. A total of 147,222 warrants were exercised based upon this inducement.
During the six months ended December 31, 1999, the Company recorded an expense of $118,661, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model. The inducement charge of $118,661 was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856.

The non-cash expenses related to the new warrant issuance and the inducement totaled $1,200,570 and are recorded in `other expense' in the Company's
Statement of Operations. The Company's Accumulated deficit and Capital in excess of par value increased by an equal amount.


NOTE 11 - RESTATEMENT

Subsequent to the issuance of the Company's quarterly report for the fiscal period ended March 31, 2000, management determined that the value of unrefined inventory, which contains precious metals and had previously been recorded at market value, should have been accounted for at the lower of cost or market.
Management also determined that, in its effort to extend the maturity date of previously unexercised warrants, it had issued new warrants on December 14, 1999, which warrants should have been accounted for at fair value previously, and such warrants had not been recorded. In addition, management determined that an expense associated with the $0.25 per warrant inducement during the six month period ended December 31, 1999 should be applied to all warrants and not just those that had been exercised as a result of the inducement. As a result, the accompanying unaudited consolidated financial statements have been restated from amounts previously reported to appropriately account for the transactions described above. A summary of the significant effects of the restatement is as follows:

                                                                                             As Previously                     As
                                                                                               Reported                   Restated
                                                                                             -------------                --------
  As of March 31, 2000
   Inventory ...................................................................              $ 4,488,188               $ 3,897,891
   Capital in excess of par value ..............................................                8,571,933                 9,772,503
   Accumulated deficit .........................................................               (1,154,037)               (2,944,904)
   Stockholders' equity ........................................................                7,353,901                 6,763,604

For the Three Months Ended March 31, 2000
   Cost of refining ............................................................                2,402,551                 2,992,846
   Income (loss) before provision for income taxes .............................                  125,365                  (464,930)
   Net income (loss) ...........................................................                  125,365                  (464,930)
   Basic and diluted net income (loss) per share ...............................                     0.02                     (0.09)

For the Nine Months Ended March 31, 2000
  Cost of refining .............................................................                6,593,863                 7,130,402
  Total other expense ..........................................................                  732,172                 1,932,742
  Loss before provision for income taxes .......................................                 (442,142)               (2,179,251)
  Net loss .....................................................................                 (442,142)               (2,179,251)
  Basic and diluted loss per share .............................................                    (0.11)                    (0.56)

As of June 30, 1999
   Inventory ...................................................................                1,076,237                 1,022,479
   Accumulated deficit .........................................................                 (711,895)                 (765,653)
   Stockholders' equity ........................................................                2,515,003                 2,461,245








NOTE 12 - CONTINGENCIES

The Company's subsidiary, Alloy, is involved in a value-added tax dispute in Peru. On February 16, 2000, the Peruvian tax authorities, ("SUNAT") levied a fine of approximately $1.7 million against Alloy stemming from allegations that Alloy was engaged in improperly exporting gold to one of the Company's subsidiaries, Westbury, from late 1996 through early 1998. In addition, SUNAT claims Alloy is liable for approximately $1.5 million in refunds previously paid and interest thereon. Alloy has engaged the services of legal counsel in Lima, Peru, and is vigorously contesting these claims and fines. Based on evidence presently avaialable management believes, after consultation with counsel, that all appropriate tax payments have been made and counsel believes that Alloy should get a favorable ruling from the Tax Court.

NOTE 13 - SUBSEQUENT EVENTS

a.   On April 21, 2000, the Company purchased from Southwestern  Services,  Inc.
     assets consisting of machinery & equipment, accounts receivable, customer lists, and the business name. The business and operations will be combined with the Company's RWT subsidiary. The Company paid $2,651,879, which included the sum of $1,351,879 paid for the accounts receivable. The
     Company paid the seller $2,426,879 in cash and issued a promissory note in the amount of $225,000, which bears interest at an annual rate of 8% and is payable over eight years. The purchase price exceeded the fair value of net assets acquired by $1,250,000, which will be amortized on a straight-line basis over 20 years.

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

Subsequent to the issuance of the Company's quarterly report for the fiscal period ended March 31, 2000, management determined that the value of unrefined inventory, which contains precious metals and had previously been recorded at market value, should have been accounted for at the lower of cost or market.
Management also determined that, in its effort to extend the maturity date of previously unexercised warrants, it had issued new warrants on December 14, 1999, which warrants should have been accounted for at fair value previously, and such warrants had not been recorded. In addition, management determined that an expense associated with the $0.25 per warrant inducement during the six month period ended December 31, 1999 should be applied to all warrants and not just those that had been exercised as a result of the inducement.

The Management's  Discussion and Analysis of Financial  Condition and Results of
Operations for the periods ended March 31, 2000 presented below reflect certain restatements to the Company's previously reported results of operations for these periods. See Note 11 of the notes to the unaudited consolidated financial statements for a summary of significant effects.

Results of Operations

The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Consolidated Statements of Operations for the indicated period.

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

The net loss for the three months ended March 31, 2000, December 31, 1999 and September 30, 1999 was $464,930, $1,437,095 and $277,226, respectively. The net loss per diluted share for the three months ended March 31, 2000, December 31, 1999 and September 30, 1999 was $0.09, $0.42 and $0.09, respectively.

Three Months Ended March 31, 2000 versus Three Months Ended March 31, 1999

Revenues were $26,972,181 for three months ended March 31, 2000 compared to $11,651,872 for three months ended March 31, 1999. Of the total increase, $13,822,283 related to the industrial products and industrial commodities management segments, while $1,498,026 related to the metal processing and refining segment. The increased sales in the industrial products and industrial commodities management segments are directly related to the new financing arrangement with the bank and the acquisition of Reliable.

West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable on June 30, 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the industrial products segment. For the three months ended March 31, 2000, the industrial products segment recorded gross revenue of $6,505,530. The industrial commodities management segment, which started business in July 1998, was responsible for an additional $17,576,638 in gross revenues for the three months ended March 31, 2000. The revenues relate to precious metal sales to industrial end users. The combined sales of the industrial products and industrial commodities management segments were $24,082,168 for the three months ended March 31, 2000 compared to $10,259,885 for the three months ended March 31, 1999, resulting in an increase of $13,822,283.

Through the diversification of the refining area and greater efficiencies in the catalyst operations, net metal processing and refining segment revenues for three months ended March 31, 2000 were $2,890,013 compared to $1,391,987 for the three months ended March 31, 1999 for an increase of $1,498,026. During the quarter ended December 31, 1999, the Company became aware that a refinery used to process the catalytic converter materials was returning recovered precious metals in an amount, which was less than industry averages. As a result management has negotiated with the refinery and has agreed with the initiation of an additional processing step, which management feels will increase the Company's recovery of precious metal and correspondingly its revenue. The Company and the refinery have reached a tentative agreement whereby they have jointly hired a consultant to handle the installation of these processing changes. Management anticipates that the processing changes will result in better recoveries from refined materials. Management expects to review the results of previous metals refined and negotiate an amicable arrangement to cover any previous shortfalls from January 1, 1999 forward. Management does not yet have an estimate of the amount it may recover, if any, nor has it reached any agreements with respect to these potential recoveries. As of March 31, 2000 the consultant working on behalf of both parties has continued the installation of the processing changes.

Cost of precious metal sales were $22,681,510 or 94.2% of sales for three months ended March 31, 2000 compared to $9,986,697 or 97.3% of sales for three months ended March 31, 1999. This 3.1% decrease in cost of sales is due to higher volume in both the industrial commodities management and industrial products segment, which resulted in more efficient usage of production assets. The higher volume also allowed the Company to operate at a level, which better covered the primarily fixed labor and facility costs.

Cost of refining revenues were $2,992,846 or 103.6% of refining fees for three months ended March 31, 2000 compared to $838,769 or 60.3% of refining fees for three months ended March 31, 1999. The increase of 43.3% in the cost of refining is due to an unfavorable inventory adjustment for an assay, which had been disputed by the Company. An arbitrator ruled in favor of the Company's smelter.

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

Interest expense was $338,414 for the three months ended March 31, 2000 compared to $54,148 for the three months ended March 31, 1999. The increase of $284,266 or 525.0% was primarily due to the expanded credit facility with a bank along with debt service for the Reliable acquisition and interest charges for subordinated debt, which was repaid during the fiscal quarter ending March 31, 2000.

Nine Months Ended March 31, 2000 to the Nine Months Ended March 31, 1999

Revenues were $63,446,981 for the nine months ended March 31,2000 compared to $26,246,229 for the nine months ended March 31, 1999. Of the total increase, $32,627,924 related to the industrial products and industrial commodities management segments, while $4,572,828 related to the metal processing and refining segment. The increased sales in the industrial products and industrial commodities management segments are directly related to the new financing arrangement with the bank and the acquisition of Reliable.

West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable on June 30, 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the industrial products segment. For the nine months ended March 31, 2000, the industrial products segment recorded gross revenues of $17,031,267. The industrial commodities management segment, which started business in July 1998, was responsible for an additional $38,129,191 in gross revenues for the nine months ended March 31, 2000. The revenues relate to precious metal sales to industrial end users. The combined sales of the industrial products and industrial commodities management segments were $55,160,458 for the nine months ended March 31, 2000 compared to $22,532,534 for the nine months ended March 31, 1999, resulting in an increase of $32,627,924.

Through the diversification of the refining area and the increased catalytic converter business, net metal processing and refining segment revenues for the nine months ended March 31, 2000 were $8,286,523 compared to $3,713,695 for the nine months ended March 31, 1999 for an increase of $4,572,828. During the quarter ended December 31, 1999, the Company became aware that a refinery used to process the catalytic converter materials was returning recovered precious metals in an amount, which was less than industry averages. As a result management has negotiated with the refinery and has agreed with the initiation of an additional processing step, which management feels will increase the Company's recovery of precious metal and correspondingly its revenue. The Company and the refinery have reached a tentative agreement whereby they have jointly hired a consultant to handle the installation of these processing changes. Management anticipates that the processing changes will result in better recoveries from refined materials. Management expects to review the results of previous metals refined and negotiate an amicable arrangement to cover any previous shortfalls from January 1, 1999 forward. Management does not yet have an estimate of the amount it may recover, if any, nor has it reached any agreements with respect to these potential recoveries. As of March 31, 2000 the consultant working on behalf of both parties has continued the installation of the processing changes.

Cost of precious metal sales were $53,064,841 or 96.2% of sales for the nine months ended March 31, 2000 compared to $21,347,007 or 94.7% of sales for the nine months ended March 31, 1999. This 1.5% decrease in cost of sales is due to higher volume in both the industrial commodities management and industrial products segments, which resulted in more efficient usage of production assets. The higher volume also allowed the Company to operate at a level, which better covered the primarily fixed labor and facility costs.

Cost of refining revenues were $7,130,402 or 86.0% of refining fees for the nine months ended March 31, 2000 compared to $2,747,283 or 74.0% of refining fees for the nine months ended March 31, 1999. This increase of 12.0% in cost of refining is due to an unfavorable inventory adjustment for an assay, which had been disputed by the Company. The arbitrator ruled in favor of the Company's outside processor.

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

The Company also incurred non-recurring non-cash charges of $1,200,570 related to: (i) the issuance of warrants to third parties, which enabled the third parties to buy the Company's common stock at a price less the market price of the Company's stock and (ii) an inducement by the Company to warrant holders to exercise their warrant rights. On December 14, 1999, new warrants were issued to the Company's former bridge loan holders at an exercise price of $2.25, which was below the market value of Company's common stock, and it resulted in a non-cash charge of $1,118,714. Also, an inducement was offered to warrant holders during the period July 1999 through December 1999, and it resulted in the exercise of 147,222 shares of common stock. The inducement charge was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model.

Liquidity, Capital Resources and Other Financial Data

Cash flows from Operating activities

Net cash used in operating activities was $6,424,438 for the nine months ended March 31, 2000 compared to $1,428,636 for the nine months ended March 31, 1999, an increase of $4,995,802. Cash used in operating activities was primarily due to the net loss generated from operations, as well as increases in inventory and accounts receivable and decreases in due to customers.

Cash flows from Investing activities

Net cash used in investing activities for the nine months ended March 31, 2000 was $346,056. The net property, plant & equipment expenditures of $346,056 primarily included the acquisition of equipment for the processing of materials from the film industry and coin blanking tools and dies.

Net cash used in investing activities for the nine months ended March 31, 1999 included the acquisition of the 900 Shames Drive, Westbury, NY facility, for $510,000, which is primarily used for the processing of catalysts and also serves as the Company's administrative offices.

Cash flows from Financing activities

Net cash provided by financing activities for the nine months ended March 31, 2000 is primarily due to $5,250,130 of net capital proceeds from the private placement (see Note 9) and exercise of stock warrants (see below). Additionally, proceeds from the new revolving credit agreement, which commenced in July 1999, and the issuance of a note for $2,000,000 in subordinated debt contributed to the cash provided from financing activities. The increase was offset by the repayment of the note payable to the former Reliable shareholder of $1,192,578 and the repayment of $2,267,690 of long-term debt, which included $2,000,000 related to the subordinated note.

During the nine months ended March 31, 2000, the Company issued 147,222 shares of common stock to warrant holders at an exercise prices of $2.25 per share and received, after payment of warrant inducement charges of $36,805, net proceeds of $294,444.

Liquidity and Capital Resources

Working capital increased from a deficit of $48,551 at June 30, 1999 to $3,951,361 at March 31, 2000, an increase of $3,999,912, which was primarily due to the issuance of stock.

The Company had been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Precious metals inventories are stated at current market value. The other inventories are stated at lower of cost or market. On July 13 1999, the Company negotiated with a bank a new revolving credit agreement, which included a precious metal consignment facility. It now may borrow on consignment and fund its gold, platinum, palladium and silver requirements. Title to the consigned precious metals remains with the Consignor. The value of consigned gold, platinum, palladium and silver held by the Company is not included in the Company's inventory and there is no related liability recorded. At March 31, 2000 the Company held $6,369,989 of precious metal under the consignment agreement with a bank for which the Company is charged a consignment fee based on current market rates. There can be no assurances that price fluctuations in the precious metals markets would not result in an interruption of the Company's gold, platinum, palladium and silver supplies and use of the precious metals consignment facility.

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

During the past two years, the Company has raised capital from the sale of securities and warrants to fund a portion of its cash flow needs and its business expansion. The most recent Private Placement, which was completed during the quarter ended March 31, 2000, provided the Company with net cash capital proceeds of $4,955,686, and it was oversubscribed. During April 2000, the Company purchased Southwestern Services, Inc., a business complimentary to that of it's subsidiary; RWT, and the Company will merge the operations during the quarter ended June 30, 2000. This acquisition creates an excellent opportunity to leverage the RWT business with nominal increases in fixed costs. Furthermore, the customer list of Southwestern Services provides Westbury, RWT's sister company, with many potentially new customers for its refining services. In addition, the Company entered into the above referenced financing agreement to fund its working capital. However, to date, the Company has incurred losses, and therefore has not generated sufficient cash flow to fund its overall expansion and growth plans. In order to continue its expansion and growth strategy, the Company will need to raise additional capital from either the sale of securities or the restructure of its working capital financing arrangements. There can be no assurances that the Company will be successful in raising additional capital or restructuring its working capital financing agreement. If the Company is unable to raise additional capital or further leverage its assets, then it may have to curtail some of its expansion and growth plans.

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

Forward Looking Statements

Except for historical information contained herein, this filing contains, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, forward-looking statements that are based on management's beliefs and assumptions, current expectations, estimates and projections. Many of the factors that will determine the Company's financial results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and therefore actual results may differ materially. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise. Important factors and risks that may affect future results include, but are not limited to, the impact of competitive products, changes in law and regulations, availability  of  raw  materials,  dependence  on  distributors  and  customers, litigation, limitations on future financing, the effect of adverse publicity, uncertainties relating to acquisitions, managing and maintaining growth, customer demands, as well as other risks and uncertainties that are described from time to time in the Company's filings with the SEC, copies of which are available upon request from the Company's investor relations department.

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



                                           WESTBURY METALS GROUP, INC.


                                          By:  /s/ Mark R. Buckley
                                               ------------------------
                                                Mark R. Buckley
                                                Chief Financial Officer



Date:   March 27, 2001