Form 10-K
period 2000-06-30
WESTBURY METALS GROUP INC
filed 2001-03-27
CIK 878722

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended June 30, 2000

Commission File Number: 33-42408-NY

                           WESTBURY METALS GROUP, INC.
             (Exact name of registrant as specified in its charter)

   New York                                          11-3023099
--------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


750 Shames Drive, Westbury, New York                              11590
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (516) 997-8333

Securities registered pursuant to Section 12(b) of the Act:
       None

Securities registered pursuant to Section 12(g) of the Act:
       Title of Each Class:   Common Stock, Par Value $.001
                              -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety (90) days. Yes: X No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value of securities held by non-affiliates as of January 31, 2001 is $6,239,385.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At January 31, 2001, there were 5,316,695 shares of common stock outstanding.


1. Part IV, Item 14, incorporates by reference the following Exhibits 2(I), 2(ii), 3(I), 3(ii), 10(I) and 27.

                                     PART I

Item 1.  BUSINESS
         --------
Overview

      The Company is a rapidly growing provider of integrated fabrication, reclamation, refining, processing, and financial and risk management services to small and medium sized consumers of precious metals and intermediate industrial products. Its primary focus is on the manufacture and sale of base and precious metal products to industrial users. It also reclaims precious and specialty metals from scrap and industrial residue from industrial scrap and provides industrial commodity management services to industrial users. Management has built the Company through a series of strategic acquisitions of small to medium-sized metals companies and through internal growth. Its revenues have grown from approximately $1.5 million for the fiscal year ended June 30, 1997 to approximately $99.0 million for the fiscal year ended June 30, 2000.

      The Company provides a broad range of processing, refining and financial services in connection with reclamation of precious and specialty metals from primary and secondary sources. It reclaims gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. After controlled weighing, sampling, and assaying to determine values and to settle with the customer, the Company either purchases the reclaimed metal or returns it to the customer. Through its 98% owned Peruvian subsidiary Alloy Trading S.A., ("Alloy Trading"), the Company imports metals for its own use, as well as for direct sales to third parties.

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

For further information, see Note 16 to the consolidated financial statements.

      The Company believes that it is one of only a few companies that offer a full range of precious metal related services to small and medium-sized customers. The Company offers services to its customers throughout the entire operating cycle -- from fabrication through recycling back to fabrication, together with hedging and risk management services. The Company believes that its ability to address its customers' needs throughout their precious metal usage cycle distinguishes it from most of its competitors and positions it to expand sales to its existing customers.

The Company

      The Company's predecessor, Westbury Alloys, had been in operation since 1968. The Company's current management acquired Westbury Alloys in 1996 and formed Westbury Metals Group, Inc. in March 1998.

      Since its formation, the Company has achieved growth through the expansion and development of its existing businesses and through strategic acquisitions. In July 1998, the Company formed Westbury International, Inc., its Industrial Commodities Management Division, which reinforces the marketing and operating capability of the Company's other subsidiaries. This division buys, sells and finances metal for the Company's other divisions and customers, in addition to managing Westbury Metal Group, Inc.'s price risk and assuring timely metal availability, while seeking to reduce inventory and maximize capital usage. The high cost of inventory and the significant price fluctuations to which precious metals companies are susceptible makes the Company's ability to effectively manage its customers' price risk and flow of inventory critical.

      In January 1998, the Company entered into a supply agreement with Stillwater Mining Company ("Stillwater"), the largest platinum mining operation in North America, where the Company acts as Stillwater's exclusive supplier of the processed automobile catalytic converter secondary material used to supplement its production of virgin platinum and palladium. The Company believes that this supply agreement is unusual in that it draws together a major precious metals producer, such as Stillwater, and an outside service organization, such as the Company. Since inception of this agreement, semi-annual volume of transactions has increased over six-fold and recent capital investments have doubled the catalytic converter decanning operation of the Metal Processing & Refining segment.

      In June 1999, the Company acquired substantially all of the assets of Reliable Corporation ("Reliable"), a manufacturer of silver semi-fabricated products. This acquisition should significantly enhance the Company's Industrial Products Division's position in the North American metal finishing and plating industries. The Company further expanded this division in April 2000 with the additional acquisition of Southwestern Services, Inc. ("SPM"), also a manufacturer of silver semi-fabricated products. The Company is well positioned to handle the increase in demand for silver semi-fabricated products in many rapidly growing industries, including the electronics and telecommunications industries.


Competitive Strengths

      Full Service Provider. The Company is one of a few companies in the precious metals industry that offers a full range of services, including fabrication, refining and risk management services, to small and mid-size companies. The Company believes that its ability to offer its customers a sustainable operating cycle from fabrication through recycling and back to fabrication distinguishes it from most of its competitors and creates cross-marketing opportunities. The Company believes that it can increase revenues without significantly increasing overhead costs by marketing additional services to existing customers.

      Well Positioned to Capitalize on Rapidly Growing Industries. Precious metals in various forms are critical to certain high-growth industries, such as computers and telecommunications. Growth in such industries has stimulated an increase in their demand for precious metals, such as silver. The Company is among the leaders in supplying precious metals for use in advanced technology applications.

      Able to Respond Quickly to Customer Needs. The Company believes that it has sufficient business volume and commodity management skills that allow it to respond quickly to changes in its precious metal needs and the needs of its customers. The Company believes that its flexibility distinguishes it from most of its competitors and is critical to its success in an industry where the high value of precious metals is a major deterrent to the maintenance of large inventories.

Business Strategy

      Expand on Cross-Selling Opportunities. Because the Company has built much of its customer base through acquisitions, many of its current customers purchase from only one of its divisions. The Company intends to achieve revenue and margin enhancements through aggressive cross-selling of its fabrication, refining and risk management services to existing customers. The Company's goal is to earn a greater share of each customer's total precious metals business by providing them a sustainable cycle from fabrication through recycling and back to fabrication.

      Pursue Strategic Growth Opportunities Through Acquisitions. Management expects that as the precious metals industry continues to consolidate, opportunities for strategic acquisitions will continue to arise. The Company intends to be proactive in this environment and, on a strategic basis, pursue acquisitions that management believes will complement the Company's key business strengths and further expand its capabilities. The Company will seek to expand its silver-based Industrial Products Division in the first phase of its acquisition plan. On March 31, 2000, the Company entered into a purchase and sale agreement with SPM to acquire selected assets of SPM related to its silver product line for a purchase price of $1.3 million, in addition to its accounts receivable. The Company concluded this transaction on April 21, 2000. The Company paid in cash $2,426,879 of the purchase price for the selected assets and accounts receivable, and delivered a promissory note in the aggregate principal amount of $225,000 for the balance of the purchase price. The promissory note provides for 8% interest and will mature in 2008. The assets of SPM were consolidated into the Company's subsidiary Reliable-West Tech, Inc. During phase two of the Company's acquisition strategy, the Company will target divisions of larger conglomerates who seek to divest themselves of their precious metal manufacturing operations. As the Company moves along its acquisition and consolidation campaign, the Company will seek out companies that can be vertically integrated to create a more synergistic and profitable organization.

Products and Services

       The Company provides a broad range of processing, refining and financial services in connection with reclamation of precious and specialty metals from primary and secondary sources. The Company reclaims gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. After controlled weighing, sampling, and assaying to determine values and to settle with the customer, the Company either purchases the reclaimed metal or returns it to the customer. Through Alloy Trading, the Company imports metals for its own use, as well as for direct sales to third parties.

       On March 30, 1998, West Tech, Inc. was formed as a subsidiary of the Company for the manufacture and sale of silver in various forms and shapes, plating salts as well as tin and tin-lead anodes used in manufacturing. In the near future the Company anticipates a broader product line to include precious metal casting grains, alloys and mill products.

       In June 1999, the Company acquired substantially all of the assets of Reliable, a manufacturer of silver semi-fabricated products. The successful integration of Reliable significantly enhances the Company's Industrial Products Division's position in the North American metal finishing and plating industries. The Company plans to continue expanding this division to take advantage of the increase in demand for silver in many rapidly growing industries, including the electronics and telecommunications industries.

      Management has been concentrating on building market share at Reliable-West Tech through its internal sales force. With the Reliable acquisition, the management increased annual sales at Reliable-West Tech by approximately 300% in the fiscal year ended June 30, 2000 compared to the prior fiscal year. On March 31, 2000, the Company entered into a purchase and sale agreement with SPM to acquire selected assets of SPM related to its silver product line for a purchase price of $1.3 million, plus accounts receivable and inventory. The Company completed this transaction on April 21, 2000 paying a price of $2,426,879 in cash for the selected assets and accounts receivable, and delivered a promissory note in the aggregate principal amount of $225,000. The promissory note provides for 8% interest and will mature in 2008. The assets of SPM will be consolidated with the Reliable-West Tech business.

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

Consultants

      Under a five-year (5) consulting agreement dated July 22, 1996, Lawrence Raskin, former president of the Company's predecessor, has agreed to serve as an advisor in connection with the conduct of the business for an annual fee of $10,000. Mr. Raskin has extensive knowledge of the precious and specialty metals industry and a special knowledge about the Company's business.

      From time to time the Company retains consultants to assist in specific requirements of product development and plant operations as well as the administrative areas of computer systems and business plan development.

Competition

      The Company is engaged in a highly fragmented and competitive industry. It competes with a large number of other medium-sized value-added precious metals refiners/reclaimers on a regional and local basis, some of which may have greater financial resources in comparison to the Company. The Company also competes to a lesser extent with large precious metals refiners, who typically sell to very large customers requiring regular shipments of large volumes of precious metals. The Company may also face competition for acquisition candidates from those large refiners that have acquired a number of metals service center businesses during the past decade. Other smaller metals refiners/reclaimers may also seek acquisitions from time to time. Many of the companies with which the company competes or may compete in the future have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and better access to customers.

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

      The Company is in compliance with present federal, state and local air and water pollution controls, and intends to remain compliant with all the necessary controls. However, evolving federal, state and local air and water pollution control legislation and regulations will continue to affect the Company's operations and long-range planning. During the fiscal year ended June 30, 2000, the Company did not need to make any capital expenditures to comply with environmental laws and regulations.

      The Company cannot predict the direction of future laws or regulations designed to protect the environment and control the discharge and disposal of hazardous waste materials or their impact on the Company's operations. Consequently, the Company is unable to predict with any certainty its total future expenditures for installation of pollution control facilities or for legal and administrative costs. New and expanding laws, regulations, administrative policies and control levels, new pollution control technology and cost-benefit analysis based on future market conditions are all factors which will affect future expenditures.

Intellectual Property

      The Company has a variety of patents, trademarks and trade names that it uses in connection with its processes and operations. Although the Company considers them important to its business, none of them individually or in the aggregate is material to its financial condition or results of operations.

Customers

      One of the Company's customers, Internacional de Metales Preciosos S.A. de C.V., accounted for approximately 7.7% of the Company's consolidated revenues in fiscal 2000. Stillwater, the Company's processor of catalytic converter materials also accounted for approximately 5.2% of the Company's consolidated revenues in fiscal 2000.

Employees

      As of December 31, 2000 the Company had 57 employees, 16 of whom were in administration, 9 of whom were in marketing and sales and 32 of whom were in operations. All employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are satisfactory.

Sales and Marketing

       The Company maintains a highly experienced sales force for its customers who require processing and refining services in connection with the reclamation of precious and specialty metals from secondary sources. An expanding network of suppliers has been established to procure catalyst materials from automotive products, where platinum and palladium are recovered. The Company has negotiated an exclusive supply agreement with Stillwater, the largest miner of platinum group metals in the Northern Hemisphere, for the processing of these catalytic materials.

       The Company has recently registered the name West-Cat for use by the catalyst refining operations of Westbury Alloys, Inc. The new trade name will better reflect the specific area of interest to customers.


Item 2.   PROPERTIES
          ----------
      The Company has a lease on its premises at 750 Shames Dr., Westbury, New York, which expires July 31, 2003. The facility is approximately 10,200 square feet and currently serves as the Corporate Headquarters. As part of this lease agreement the Company has an option to renew the lease at a mutually agreeable rental at least 30 days prior to expiration of the current lease. The Company also has the option to buy the premises at the end of the lease term. However, the Company currently has no intention to exercise any of these options and is presently in the process of moving its headquarters to Warwick, Rhode Island.

      On September 29, 1998, the Company purchased an adjoining building at 900 Shames Drive, Westbury, New York, consisting of approximately 13,000 square feet. This facility currently houses the Company's catalyst activities. The purchase price of this property was $510,000 subject to a mortgage in the amount of $325,000.

      On July 16, 1999, the Company purchased from Rajendra A. Shukla, the president and sole shareholder of Reliable, the building and real property at which Reliable operated its business for $185,000. This transaction was effective as of June 30, 1999 for accounting purposes. Reliable-West Tech, Inc. will continue to run its business operations from this location. The purchase price was paid with a 6-year promissory note from Reliable-West Tech, Inc. in the principal amount of $185,000. The promissory note bears interest at an annual rate of 7% and will amortize on a straight-line basis over the six-year term. The owner on record of the property is Westbury Realty Management, Inc. ("Westbury Realty"), one of the Company's wholly owned subsidiaries. The note was secured by the guaranty of Westbury Realty, and such guaranty was secured by a first mortgage on the purchased real property. The property, located at 302 Platts Mill Road, Waterbury, Connecticut, consists of a building of approximately 13,000 square feet situated on approximately one acre of land.

      On May 16, 2000, the Company entered into a seventeen and a half month lease with DJW Realty, LLC to lease approximately 2,073 square feet of space to house its executive and administrative staff. The office space is located at 300 Centerville Road, Summit West Building, Suite 340 in Warwick, Rhode Island. The lease agreement expires October 31, 2001 and does not provide for any option to renew.

      Small administrative offices are also maintained in Lima, Peru.


Item 3.       LEGAL PROCEEDINGS
              -----------------
      There are four pending legal proceedings to which the Company and, in one instance Alloy Trading are parties. The following is a detailed description of each of these proceedings:

      (i) In May 2000, Metallix Inc. ("Metallix") brought a suit against the Company in relation to the hiring of a former Metallix employee involved in sales. These allegations relate to the employee's violation of a non-compete clause in her employment contract with Metallix and the Company benefiting unfairly by retaining this employee and gaining access to confidential information and consequently taking market share and significant business away from Metallix. Company's counsel has filed a response on its behalf refuting all these allegations.

      (ii) Metallix brought a similar suit against the Company in June 2000 relating to the employment of a former Metallix salesperson by the Company prior to the expiration of his non-compete clause in his employment contract with Metallix. Company's counsel is in the process of filing a response to these allegations and the Company refutes all claims brought against the Company by Metallix.

      (iii) Metallix brought a suit against the Company in May 2000 relating to allegations stemming from a royalty dispute involving the sale of a company involved with silver anodes, tin and tin-lead anodes by Metallix to a third party and the subsequent sale of the company by the third party to the Company. Metallix alleges that prior to the transfer by the third party to the Company, the Company was aware of the royalty arrangement between Metallix and the third party and should, therefore, continue to pay the royalties to Metallix for the remainder of the term under the royalty arrangement. Company's counsel has filed a response stating that the anode business was not subject to the royalty agreement and, furthermore, the Company assumed no liabilities as a result of this purchase and the royalty payment, if any, was essentially the obligation of the third party.

      (iv) The Company's subsidiary, Alloy Trading, is involved in a value-added tax dispute in Peru. On February 16, 2000, the Peruvian tax authorities, ("SUNAT") levied a fine of approximately $1.7 million against Alloy Trading stemming from allegations that Alloy Trading was engaged in improperly exporting gold to one of the Company's subsidiaries, Westbury Alloys, Inc. ("Westbury Alloys") from late 1996 through early 1998. In addition, SUNAT claims Alloy Trading is liable for approximately $1.5 million in refunds previously paid and interest thereon. Alloy Trading has engaged the services of legal counsel in Lima, Peru, and is vigorously contesting these claims and fines. Based on evidence presently available, management believes, after consultation with counsel that all appropriate tax payments have been made and counsel believes that Alloy Trading should get a favorable ruling from the Tax Court.

      Each lawsuit is in its discovery phase and management is uncertain as to the outcome of any of the proceedings.

      Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

       The following table sets forth the high and low closing bid prices for the periods indicated as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ) between dealers and do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The Company commenced trading on the Bulletin Board in September 1998 under the symbol WMET.OB. On February 15, 2001 the Company's stock ceased trading on the Bulletin Board due to the Company's continuing failure to file its financial statements with the U.S. Securities and Exchange Commission. The Company's stock is now traded under the symbol WMETE on the Pink Sheet Bulletin Board.

                                                 Low         High
       Calendar Year 2001:

       First Quarter to January 31, 2001         1 3/8       1 11/16

       Calendar Year 2000:

       First Quarter                             4.0         4 5/8

       Second Quarter                            1 7/8       4 1/8

       Third Quarter                             1 7/8       2

       Fourth Quarter                            1 1/4       2.05

       Calendar Year 1999:

       First Quarter                          Not Traded     Not Traded

       Second Quarter                            3.00        3.00

       Third Quarter                             2 3/8       3 3/16

       Fourth Quarter                            3.00        4 5/8


On January 31,  2001,  the Company had 230 holders of record of its Common
Stock.

The Company has paid no cash dividends on its Common Stock to date and it does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company's credit agreement with its primary lender has an operating cash flow covenant, which requires the Company to meet a minimum operating cash flow test on a rolling four quarters basis. Cash dividends paid by the Company reduce the Company's operating cash flow, and therefore may affect the Company's ability to make dividend payments.

Item 6.   SELECTED FINANCIAL DATA

The financial information provided below, except for fiscal year 1996, was excerpted from the Company's audited financial statements. Information for fiscal year 1996 is unaudited.

                       Summary Financial Data (Unaudited)
          (In thousands, except per share data and shares outstanding)




                                                                                       Fiscal year Ended June 30,
                                                                                       --------------------------
                                                                    1996(1)       1997         1998            1999(2)      2000(3)
                                                                    -------       ----         ----            -------     -------
                                                                                                                As Restated (4)
      Consolidated Statement of
      Operations Data:

      Total revenue .......................................   $      --      $     1,541    $     3,300    $    34,470    $  99,012
      Total cost of sales .................................          --              704          2,143         31,475       93,187
                                                                    ------    -----------    -----------    -----------    ---------


      Gross profit ........................................          --              837          1,157          2,995        5,824
      Total operating expenses ............................             6            874          1,472          2,900        5,027
                                                              -----------    -----------    -----------    -----------    ----------
      (Loss) income from operations .......................            (6)           (37)          (315)            95          797
                                                               ===========    ===========    ===========    ==========     =========
      Net loss ............................................   $        (6)   $      (103)   $      (424)   $      (238)   $  (1,431)
                                                               -----------    -----------    ----------      ---------    ----------
      Net loss per share
      Basic and diluted                                       $     (0.10)   $     (0.05)   $     (0.20)   $     (0.07)   $   (0.34)
                                                              ============    ===========    ===========    ===========    =========

      Weighted average number of shares
      outstanding - basic and diluted .....................        62,500      1,937,500      2,173,139      3,197,586     4,258,945
                                                                ===========    ===========    ===========    ===========   =========





                                                                                As of June 30
                                                                                --------------
Consolidated Balance Sheet Data:              1996               1997                  1998           1999                2000
                                              ----               ----                  ----           ----                ----
                                                                                                      As Restated (4)

Cash and cash equivalents                 $    11               $    73               $   878        $1,242               $   629
Total current assets                      $    11               $ 1,578               $ 2,851        $5,251               $14,282
Total assets                              $    11               $ 2,187               $ 3,632        $9,103               $19,592
Current liabilities                       $     3               $ 2,155               $   984        $5,300               $ 4,015
Long-term debt                            $  --                 $    15               $  --          $1,342               $ 8,040
Total stockholders' equity                $     8               $    17               $ 2,648        $2,461               $ 7,537

--------------------------

(1)      Reflects financial data for Rosecap, Inc., predecessor to Westbury Metals Group, Inc.
(2)      Includes the acquisition of Reliable Corporation as of June 30, 1999.
(3)      Includes the acquisition of SPM in April 2000 and the incurrence of  $1,210,081 non-cash warrant charges.
(4)      See Note 18 to the consolidated financial statements.



Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

      Overview

       Through its subsidiaries, the Company engages in three significant areas of the precious metals business.

      Industrial Commodities Management
       The Company buys, sells and finances metal for its own account and its customers and offers hedging and risk management services, including spot fixing market pricing and forward contracts to its customers.

      Industrial Products
       The  Company manufactures and sells customized,  value-added precious and
            base  metal  products   principally  to  the  North  American  metal
            finishing and plating industry.

      Metal Processing & Refining
       The Company reclaims precious and specialty metals' materials through processing and refining services, including the reclamation of platinum group metals from used automotive catalytic converters.

       The Company's strategy of increasing sales volume through acquisitions has proved to be highly successful as evidenced by its two most recent acquisitions: (I) Reliable, acquired by the Company in June 1999, manufactures various forms of silver anode products for use by the plating business that services various industries. In addition to this product line, Reliable has the capability and capacity to produce other mill products without incurring a significant capital investment; and (II) SPM, acquired by the Company in April
2000,engages in the production of silver products similar to those produced by Reliable. Integration of these operations into Westbury Metals Group has shifted the Company's principal focus of its business from refining and reclamation services to a mix of products and services that provide improved gross margins and increased diversification.

      Subsequent  to the  issuance of the  Company's  fiscal  1999  consolidated
financial  statements,   management  determined  that  the  value  of  unrefined
inventory,  which contains  precious  metals and had previously been recorded at market  value,  should be  accounted  for at the lower of cost or  market.  As a result,  the fiscal 1999  consolidated  financial  statements have been restated
from amounts previously reported to appropriately account for inventory value as described above.  There was no impact to the consolidated  financial  statements prior to fiscal 1999 as the  accounting  for other  inventories  for those prior periods  approximated  the  lower  of  cost  or  market.  See  note  18  to  the consolidated  financial  statements for a summary of the significant  effects of the restatement.

The Management's  Discussion and Analysis of Financial  Condition and Results of
Operations for the year ended June 30, 1999 presented herein have been adjusted to reflect the restatement described above.

      Results of Operations

       The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations for the indicated fiscal years ended June 30.

                                   2000        1999     1998
                                   ----        ----     ----
      Revenues:
      ---------
      Sales                        84.8%       84.5%    43.2%
      Refining                     15.2%       15.5%    56.8%
                                   -----       -----    -----
      Total Revenues              100.0%      100.0%   100.0%

       The net loss for the years ended June 30, 2000, 1999, and 1998 was $1,430,829, $238,452, and $424,441, respectively. The net loss per basic and diluted share for the years ended June 30, 2000, 1999, and 1998 was $0.34, $0.07, and $0.20, respectively.

Comparison of Fiscal Years Ended June 30, 2000 and 1999

       Revenues were  $99,011,933  for fiscal 2000 compared to  $34,469,788  for fiscal 1999. Of the total increase, $54,847,676 was attributable to increases in the industrial products and industrial  commodities  management segments,  while
$9,694,469 was attributable to an increase in the Company's metal processing and refining segment.  This increase is primarily the result of expanding operations outside of the refining  services offered in the past. In June 1999, the Company acquired  Reliable and merged it into its industrial  products segment and named the merged  entities  Reliable-West  Tech,  Inc.  On April 21,  2000 the Company
acquired  SPM and  also  merged  its  operations  into the  industrial  products segment.  The combined  operations of the industrial  products  segment recorded gross revenues of $26,492,386  compared to $8,907,529 it generated during fiscal
1999. The industrial  commodities management segment, which commenced operations in July 1998, generated $57,487,250 and $20,224,430 in gross revenues for fiscal
2000 and fiscal 1999,  respectively.  This segment's revenues relate to precious metal sales to industrial end users.  Combined sales of the industrial  products and industrial  commodities management segments were $83,979,636 for fiscal 2000
compared  to  $29,131,960   for  fiscal  1999,   resulting  in  an  increase  of
$54,847,676.

       Through the diversification of its refining area and the increased catalytic converter business, net metal processing and refining revenues for fiscal 2000 were $15,032,297 compared to $5,337,828 for fiscal 1999, an increase of $9,694,469 or 181.6%.

       Cost of precious metal sales were $78,764,616 or 93.8% of sales for fiscal 2000 compared to $27,970,518 or 96.0% of sales for fiscal 1999. This decrease of 2.2% in cost of precious metal sales is due to the Company's strategy of diversifying its primary precious metals sales activity from mainly the sale of precious metal bullion to third parties to the sale of fabricated precious metal products, which earn a higher gross profit margin. Plans for diversification will continue given its success rate evidenced by the Reliable and SPM acquisitions. In addition, the decrease in the cost of sales is due to a higher volume of sales in both the industrial commodities management segment and the Reliable-West Tech subsidiary, which resulted in a more efficient usage of production assets. The higher volume of sales also allowed the Company to operate at a level, which better covered the primarily fixed labor and facility costs.

       Cost of refining  revenues was  $14,422,514 or 95.9% of refining fees for fiscal 2000  compared to  $3,504,759  or 65.7% of refining fees for fiscal 1999.
This  increase of 30.2% in cost of refining is  primarily  due to the  Company's diversifying  its  refining  business  from  primarily a sampling  and  assaying operation  to the  decanning of  catalytic  converters,  from which the precious metals,  platinum,  palladium and rhodium,  are recovered.  Processing catalytic
converters  requires  higher  labor  and  transportation   costs;  however,  the
opportunity  for growth in volume of sales is  substantially  greater along with increased gross profit margins.

       Selling, general and administrative expenses increased by $1,773,021, or 64.9%, in fiscal 2000, as the Company hired new sales, administrative and operations employees to support its expansion. Expansion of the business occurred both from the acquisitions of the two silver fabricated products manufacturers and also the Company's organic growth in the catalytic converter business. The Company also wrote-off an uncollectable accounts receivable of $348,094.


       Depreciation  and  amortization  expenses  were  $521,783 for fiscal 2000 compared to $166,897  for fiscal 1999.  This  increase of $354,886 or 212.6% was due to the depreciation on two acquired  buildings;  machinery and equipment for
the  refinery,   primarily  the  catalytic  converter  business;  and  also  the amortization of the goodwill associated with the acquisitions of Reliable, which was completed in June 1999, and SPM, which was completed in April 2000.

       Interest expense was $1,001,081 for the year ended June 30, 2000 compared to $276,148 for the year ended June 30, 1999. The increase of $724,933 or 262.5% was primarily due to the substantial increase in working capital associated with the Company's significant growth in volume of sales. The Company incurred an increase in interest expenses related to its borrowings under the revolving credit facility, which was established in July 1999; the $2,000,000 subordinated note, and also its $1,000,000 senior debt note.

       The Company also incurred a non-recurring non-cash charge of $1,210,081, which was related to: (i) an inducement by the Company to warrant holders to exercise their warrant rights; (ii) the issuance of warrants to third parties, which enabled the third parties to buy the Company's common stock at a price less than the market price; and (iii) warrants granted to a director of the Company as partial compensation for a long term loan, which the director made to the Company. The inducement to convert warrants into common stock at an exercise price of $2, which represented an inducement of $0.25 below the exercise price, was offered to warrant holders during the period July 1999 through December
1999, and it resulted in the exercise of 147,222 shares of common stock. The inducement charge was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model. The warrant issuance, which occurred in December 1999, was a new issuance of an original warrant issuance made in connection with a bridge loan. The original warrants were due to expire on December 19, 1999. During fiscal 2000 and 1999, 197,222 of the original warrants issued were exercised. The unexercised warrants totaling
502,778 were reissued on December 14, 1999 with an expiry date of December 14, 2001. On the date of the extension, the warrants were issued to the Company's former bridge loan holders at an exercise price of $2.25, which was below the market value of Company's common stock, and it resulted in a non-cash charge of $1,118,714. A director of the Company loaned the Company $1,000,000 for two years. The Company granted the lender 60,000 warrants at an exercise price of $4.50. The warrants vested as follows: 30,000 vested immediately and after an initial period of six months, 5,000 warrants vest each quarter contingent on the loan being outstanding. As of June 30, 2000, the fair value of the warrants based on the Black-Scholes Model was $8,342.

       The provision for income taxes was $29,239 for the year ended June 30, 2000, as compared to $85,952 for the year ended June 30, 1999. The taxes during fiscal 2000 related primarily to the Company's operations located in the States of New York and Connecticut. The State income taxes were $15,596. In addition, during the year ended June 30, 2000 the Company incurred taxes of $13,643 related to Alloy Trading. For the year ending June 30, 1999, Alloy Trading incurred taxes of $76,522 attributable to its income.

Cash Flows from Operating Activities

        Net cash used in operating activities was $6,734,543 in fiscal 2000 compared to $616,675 in fiscal 1999, which represents an increase of $6,117,868.
The cash used in operations primarily related to increases in inventory and accounts receivable, which consumed $4,368,975 and $4,183,634, respectively. An increase of $1,492,438 in accounts payable and accrued expenses partially offset the substantial increase in operating cash usage. Working capital increased by $10,315,632 from a deficit working capital of $48,551 to $10,267,081, primarily due to substantial increases in inventory and accounts receivable, which were primarily offset by the Company's higher trade payables. In addition, working capital improved because the Company's loans from its primary lender under the revolving credit agreement have a maturity date of July 15, 2001.


Cash Flows from Investing Activities

       Net cash used in investing  activities  in fiscal 2000 included the April
2000  acquisition  of the SPM for  $2,426,879,  which  included  $1,351,879  for accounts  receivable,  $1,250,00  of  goodwill,  and $50,000 for  machinery  and equipment,  less a note payable of $225,000.  The SPM  operation was merged into
the  Company's   Reliable-West   Tech  business.   The  Company  also  purchased
approximately  $581,266  of  machinery  and  equipment  mainly for its  refining operations.  These capital  expenditures  for  machinery and equipment  upgraded different facets of the refinery's incineration, grinding and melting operations and also increased its capacity for the decanning of catalytic converters.

Cash Flows from Financing Activities

         Net cash provided by financing activities in fiscal 2000 is due to the proceeds received: (i) under the revolving credit agreement, which commenced on July 15, 1999; (ii) from the successful private placement (the "Private
Placement") managed by an investment-banking firm and the exercise of stock warrants; and (iii) the issuances of a subordinated note for $2,000,000 and a senior note for $1,000,000. The Company had loans outstanding under its revolving credit agreement of $5,868,126 at June 30, 2000 compared with loans of $1,552,663 from DVI Credit Corporation at June 30, 1999, which amounted to increased loans of $4,315,463.

       After  payment of the  investment  banking  and stock  registration  fees totaling  $670,748,  the Company's net cash proceeds from the Private  Placement were $4,955,686 from issuing  1,875,494 shares of common stock. The Company also incurred  a  non-cash  warrant  charge  of  $2,156,726  (see Note 12 of Notes to
Consolidated  Financial  Statements)  because  the  Company  issued  warrants in conjunction with the Private Placement at an exercise price of $4.00. The market value of the  Company's  common  stock traded in the range of $4.14 to $4.50 per share during the Private  Placement's  subscription  period.  In  addition,  the
Company issued 147,222 shares of common stock to warrant  holders at an exercise price of $2.25 for net proceeds of $294,444. In conjunction with the exercise of the warrants,  the Company  incurred an $118,661  warrant  inducement  charge of which $36,805 was paid in cash and $81,856 was a non-cash expense.  The increase of cash from the equity  issuances  was offset by: (i) the repayment of the note payable to the former Reliable shareholder of $1,192,578; and (ii) the repayment of  $2,303,856  of long-term  debt,  which  included  $2,000,000  related to the subordinated note.


Comparison of Fiscal Years Ended June 30, 1999 and 1998

       Revenues were $34,469,788 for fiscal 1999 compared to $3,300,144 for fiscal 1998. Of the total increase, $27,706,645 was attributable to increases in the industrial products and industrial commodities management segments, while
$3,462,999 was attributable to increases in the Company's metal processing and refining segment. This increase is primarily the result of expanding operations outside of the refining services offered in the past.

       Reliable- West Tech, the Company's manufacturer and seller of base and precious metal products for industrial uses commenced operations on April 1, 1998. Reliable-West Tech recorded gross revenues of $8,907,529 in fiscal 1999, compared to $1,425,315 for the four months in which it operated during fiscal
1998. The industrial  commodities  management  segment started  business in July
1998 and generated $20,224,430 in gross revenues for fiscal 1999. This segment's revenues relate to precious metal sales to industrial end users. Combined sales of the industrial products and industrial commodities management segments were $29,131,960 for fiscal 1999 compared to $1,425,315 for fiscal 1998, resulting in an increase of $27,706,645.


       Through the diversification of its refining activities and greater efficiencies in its catalyst operations, net metal processing and refining segment revenues for fiscal 1999 were $5,337,828, compared to $1,874,829 for fiscal 1998, for an increase of $3,462,999 or 185%.

      Cost of precious metal sales were $27,970,518 or 96.0% of sales for fiscal
1999 compared to $1,335,607 or 93.7% of sales for fiscal 1998. This increase of 2.3% in cost of sales is due to the Company's strategy of increasing its trading volume given the limitation of its capital base. Due to this strategy, the Company holds its positions for shorter periods and receives a lower average margin on an increased volume of transactions.

       Cost of refining revenue was $3,504,759 or 65.7% of refining fees for fiscal 1999 compared to $807,221 or 43.1% of refining fees for fiscal 1998. This increase of 22.2% in cost of refining is primarily due to the increased cost of catalysts, and the related labor, facility and transportation costs.

       Selling, general and administrative expenses increased by $1,355,521, or 98.4%, in fiscal 1999, as the Company hired new sales, administrative and operations employees to support its expansion.

       Depreciation  and  amortization  expense  was  $166,897  for fiscal  1999 compared to $94,696 for fiscal 1998. This increase of $72,201, or 76.2%, was due to the  depreciation  on the acquired  building,  machinery and equipment in the current  fiscal  year and the full year impact on fixed  assets  acquired in the prior fiscal year.

       Interest expense was $276,148 for the year ended June 30, 1999 compared to $132,090 for the year ended June 30, 1998. The increase of $144,058 or 109.1% was primarily due to borrowings under the revolving credit facility, which was established in September 1998.

       The provision for income taxes of $85,952 for the year ending June 30, 1999 is primarily attributable to the income derived from Alloy Trading.

Cash Flows from Operating Activities

       Net cash used in  operating  activities  was  ($616,675)  in fiscal  1999 compared to ($554,649) in fiscal 1998,  which represents an increase of $62,026.
Working  capital  decreased  by  $1,910,174,  primarily  due to an  increase  in accounts  receivable  and to the operating  loss incurred in fiscal 1999,  which were partially offset by the increase in amounts due to customers.

Cash Flows from Investing Activities

       Net cash used in investing activities in fiscal 1999 included the September 1998 acquisition of the 900 Shames Drive, Westbury, New York facility, for $510,000, which is primarily used for processing catalysts.




Cash Flows from Financing Activities

      Net cash provided by financing activities in fiscal 1999 is primarily due to the proceeds received under the revolving credit agreement which commenced on September 28 1998, as well as from the exercise of stock warrants.

      During the fiscal  year ended June 30,  1999,  the Company  issued  50,000 shares of common stock upon  exercise of warrants at an exercise  price of $2.25 per share, for total proceeds of $112,500.

Liquidity and Capital Resources

       Working capital increased by $10,315,632, primarily due to the increase in current assets resulting from available cash from the issuance of stock and the borrowings under the Company's revolving credit facility that under a new agreement, are classified as long term debt for the year ended June 30, 2000.
The Company had been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Precious metals inventories are stated at market value. Other inventories are stated at lower of cost or market. On July 13 1999, the Company negotiated with a bank a new revolving credit agreement, which included a precious metal consignment facility. The Company may now borrow on consignment and fund its gold, platinum, palladium and silver requirements. Title to the consigned precious metals remains with the consignor. The value of consigned gold, platinum, palladium and silver that the Company holds is not included in its inventory and there is no related liability recorded. At June 30, 1999 and June 30, 2000 the Company held $2,401,638 and $6,957,311, respectively, of precious metal under the consignment agreement with a bank for which it is charged a consignment fee based on current market rates. Price fluctuations in the precious metals markets may result in an interruption of the Company's gold, platinum, palladium and silver supplies and use of the precious metals consignment facility.

       On September 28, 1998 the Company  entered into a loan  agreement  with a credit  corporation  for a $2,000,000  revolving line of credit used for working capital  requirements.  The Company was charged an origination  fee of 2% of the available line of credit,  an  underutilized  loan fee of 1% and interest at the prime rate plus 2%. In July 1999, the Company  replaced this loan agreement with a $12,000,000 revolving credit loan from Bank Boston N.A. The Company,  Westbury
International,  Inc. and Westbury Alloys, Inc. are co-borrowers under the credit facility.  This $12,000,000 revolving credit loan has a $7,000,000 sub-limit for a consignment facility, $1,500,000 credit facility for forward contracts and the remaining balance may be utilized to meet working capital requirements. Interest on the consignment of precious metals accrues at the Bank Boston Precious Metals
Cost of funds rate plus 2.50%.  Interest on the remaining  borrowings accrues at the Company's  option at LIBOR (as defined in the agreement) plus 2.50% or Prime
(as defined in the  agreement)  plus .50%.  The  co-borrowers'  obligations  are secured  by a  security  interest  in the  assets  of the  co-borrowers  and the guaranties of the  co-borrowers.  In addition,  the loan obligations are further secured by an unlimited  guaranty of the  Westbury  Metals  Group,  secured by a first priority security interest in all of its tangible and intangible  personal property  and  by  a  pledge  of  the  stock  of  Reliable-West  Tech,  Westbury
International,  Inc. and Westbury  Alloys,  Inc.  During April 2000, Bank Boston
N.A.  merged with Fleet  National  Bank. As part of the merger  agreement,  Bank
Boston  NA sold some of the  assets of its  precious  metals  lending  division, including the loans and  consignments  to the Company,  to Sovereign Bank of New
England,   Inc.  The  Agreement   between  the  Company  and  co-borrowers  (the
"Agreement")  was  amended to reflect the change of lender from Bank Boston N.A.
to  Sovereign  Bank of New  England,  Inc.  On May 10,  2000,  the  Company  and
co-borrowers  signed an amendment with Sovereign Bank of New England to increase the revolving line of credit from  $12,000,000 to  $13,000,000.  All other terms and conditions of the Agreement  remained the same.  The Agreement  expires July
15, 2001.

       The Company was in default of its Revolving Credit Agreement for the failure to submit annual financial statements to its primary lender within 90 days of its June 30, 2000 fiscal year end. The Company requested a waiver of this covenant violation and the primary lender has provided the Company with a waiver dated March 19, 2001.

       In  addition,  the Company and the other  co-borrowers  issued a two-year subordinated  term  note in July  1999 to  Alliance  Capital  Investments  Corp.
("Alliance Capital") in the amount of $2,000,000. Interest on the two-year subordinated term note accrues at a rate equal to prime plus 4% and is payable monthly. The principal portion of the two-year subordinated term note becomes due in July 2001. The co-borrowers' obligations are secured by a second priority security interest in their assets. As additional consideration for the loan, the Company also granted to Alliance Capital a warrant for the purchase of 90,000 shares of the Company's common stock at an exercise price of $9.00 per share.
The warrants  became  exercisable  in July 2000 and expire in January  2002.  On
November 29, 1999,  the Company  borrowed an  additional  $250,000 from Alliance
Capital. The terms and conditions for the additional borrowing were the same as the subordinated note except that the Company issued Alliance Capital another warrant to purchase 3,273 shares of common stock at $9.00 per share. The warrants have an expiry date of March 30, 2002. The Company entered into the above referenced financing agreement to fund its working capital. The note and the additional borrowing of $250,000 from Alliance Capital were paid in full by March 31, 2000.

       In order to continue the Company's expansion and growth strategy, the Company will need to raise additional capital from either the sale of securities or the restructuring of it's working capital financing arrangements. The Company may not be successful in raising additional capital or in restructuring the Company's working capital financing agreement. If the Company is unable to raise additional capital or further leverage the Company's assets, then the Company may have to curtail some of the Company's expansion and growth plans.

Inflation

       Inflation potentially affects the Company in two principal ways. First, a portion of its debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, resulting in changes in interest expenses. Second, general inflation can impact metals purchases and other costs.
In the past few years, however, inflation has not been a significant factor.

Recent Pronouncements of the Financial Accounting Standards Board

       Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial
Accounting Standards No.133 " Accounting for Derivative  Instruments and Hedging
Activities."  Statement of Financial Accounting Standards No.133, as deferred by
Statement of Financial Accounting Standards, No.137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted
FAS 133 effective July 1, 2000. The Company's adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

Forward-Looking Statements

                  Forward-looking statements made in this Annual Report are made pursuant to the safe harbor  provisions  of the  Private  Securities  Litigation
Reform Act of 1995. Investors are cautioned that all forward-looking  statements involve risks and uncertainties including without limitation risks in technology development,  risks in product  development and market  acceptance of and demand
for  the  Company's   products,   risks  associated  with  the  competition  and
competitive  pricing  pressures,  risks  associated with foreign sales and other risks  detailed  in the  Company's  filings  with the  Securities  and  Exchange
Commission.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company is exposed to market risks stemming from changes in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, authorized under company policies that place clear controls on these activities. The counter parties in these transactions are highly rated financial institutions, brokerage firms, and principals.

Interest Rates

      The Company manages its debt structure and its interest-rate risk through the use of fixed- and floating-rate debt. Its primary exposure is to U.S.
interest rates. Its working capital debt and the consigned inventory are priced on a variable rate basis. In addition, the Company has a long-term loan, which is also a variable rate instrument. Changes in the Prime Rate or London
Interbank Offering Rate may adversely affect its earnings. The Company's working capital loans are used to finance working capital assets; therefore the period that an adverse change in interest rates could impact the Company is limited.
During the fiscal year 2000, the Company also had three long-term loans, two of which have a fixed interest rate and one, which has a variable interest rate.
One of the Company's variable rate long-term loan was repaid during the current fiscal year, therefore the Company is at risk to interest rate changes for the remaining long-term debt instrument. The Company has the ability to reprice its fabricated products and services in the event of a rapidly rising interest rate environment, which partially mitigates its variable interest rate risk. An increase in short-term interest rates of more than 100 basis points for a one-year period would have an approximate negative impact in the range of $35,000 to $50,000 on earnings and cash flow, if the Company did not reprice its products and services. Fixed debt is used to finance some of its long-term plant and equipment assets. The Company's fixed rate instrument is competitively priced, so the Company deems its exposure to a decrease in interest rates as nominal. In fact, given the Company's preponderant weighting of variable interest rate debt to fixed interest rate debt, a decrease in interest rates would be beneficial to the Company.

Foreign Currency Rates

      Foreign currency fluctuations may affect the Company's business activities denominated in foreign currencies. The Company's primary exchange rate exposure is with the costs incurred in Peru to operate its administrative office. These costs are paid with local currency, while the Company's revenue from this operation is in U.S. dollars. An adverse change in the U.S. dollar versus the Peruvian currency could cause a fluctuation in the Company's earnings. A 5% fluctuation in the foreign currency exchange rate would not have a material effect on the Company's financial position or results of operations.

Commodities

      The primary raw materials used in the Company's  manufactured products and reclaimed by its refining  business are exposed to commodity price changes.  The
Company's  primary  commodity  price  exposures are to gold,  silver,  platinum, palladium,  and rhodium. The Company manages this risk through an integrated set of commodity-based consignments,  futures and forward contracts, futures options and  swaps.  The  future  and  forward  contracts  are  hedges  of each  metal's respective purchase or sale. The Company's goal is to hedge substantially all of its commodity transactions. In a volatile market, when the metal price is either rapidly rising or falling,  the Company may be at risk with respect to the price of a metal purchase or sale and its corresponding hedge. The risk widens the bid and ask price.  Global  demand and supply  factors are integral to the Company's hedging  strategies.  The  Company  maintains  a diverse  group of  counterparty relationships in order to manage its risk of changes in the supply and demand of these commodities.  Some of these commodities prices and costs of financing have
been  adversely   affected  by  hoarding  or  supply   controls   instituted  by
governments.  If these supply  restrictions  are  maintained for periods of more than 60 days, then there could be an adverse impact on the cost of borrowing the commodity  and also its  supply.  Varied  sources  of supply  from  primary  and secondary  markets  and a  diverse  group of  trading  counter  parties  are the
Company's primary means of managing its risk of supply restrictions. The Company does not use derivative instruments on a speculative basis.


Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See the consolidated financial statements and the financial statement schedule set forth in Item 14 of this annual report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

      The following table sets forth, as of December 31, 2000, the name, age and position of each of the Company's directors and executive officers.

NAME                                              AGE        POSITION
----                                              ---        ---------

Mandel Sherman...................................  62        President, Chief Executive Officer and Director
Mark R. Buckley................................... 52        Treasurer and Chief Financial Officer
Michael Huber......................................43        Senior Vice President
David W. Sass..................................... 64        Secretary
Michael A. O'Hanlon............................... 53        Director
Michael Riess..................................... 59        Director
John W. Conley ....................................72        Director
Harry T.J. Roberts ................................66        Director

      MANDEL SHERMAN has been the President, Chief Executive Officer and director of the Company since July 1996. From 1993 to 1995, Mr. Sherman acted as an independent consultant to various investment firms. From 1983 to 1993, Mr.
Sherman participated in numerous real estate ventures as both an investor and manager of developments with an approximate total value in excess of $30 million. From 1975 to 1983, Mr. Sherman served as the Chief Executive Officer and President of Refinement International Company, which he founded in 1975.
Refinement International Company, a full service metals processing company with financial capabilities and capital resources in precious metals and specialty metals markets, exceeded sales of $350 million and was publicly traded on the American Stock Exchange. From 1962 to 1975, Mr. Sherman served as the President of Eastern Foundry Supplies, which he founded in 1962. Eastern Foundry Supplies concentrated in the recovery of precious metals from the electronic and jewelry industries. In 1967, Mr. Sherman was responsible for the sale of Eastern Foundry
Supplies to Whittaker  Corp., a California  based company listed on the New York
Stock Exchange,  where Mr. Sherman served as President. Mr. Sherman received his
BSBA in Business Administration from Boston University in 1959.

        MARK R.  BUCKLEY  has  served as the  Company's  Treasurer  and Chief
Financial Officer since January 2000. Prior to joining the Company, Mr. Buckley served first as Executive Vice President of Little & Co., Inc., a precious metals manufacturer of finished jewelry products, and then joined Armbrust
International, Ltd. serving in a similar capacity. Armbrust International is also a manufacturer of precious metal finished jewelry products, primarily in silver. Previously, Mr. Buckley was employed by Leach & Garner Company for fourteen years. Mr. Buckley started at Leach & Garner Company as Vice President
- Sales and Marketing.  He was later promoted to General Manager/Vice President.
He next  served  Leach & Garner  Company  as its  Chief  Financial  Officer  and
Treasurer for seven years. Leach &Garner Company is a leading manufacturer and distributor of precious metal findings, mill products and fine jewelry. Mr.
Buckley received his B.S. in Business Administration from the University of Rhode Island.

      MICHAEL J.  HUBER has served as senior  vice  president  of the  Company's
Industrial Commodities Management Division since July 1998. Prior to joining the
Company,  Mr. Huber was a senior executive at Bank Boston/Rhode  Island Hospital
Trust, first as Vice President and Senior Trader in precious metals global capital markets from 1988 to 1996, and more recently, as first vice president of precious metals asset based lending and global capital markets from 1996 to 1998. Mr. Huber received his degree in accounting at Providence College. He is a director of the Silver Users Association and a member of the International
Precious Metals Institute and Providence Jewelers Club.



        DAVID W. SASS has served as Secretary of the Company  since March 1998.
For the past 38 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner of the law firm of McLaughlin & Stern, LLP, counsel to the Company. Mr. Sass is a director of BarPoint.com, Inc., a company that operates a patent pending search engine and software technology allowing consumers to search for product specific information on the Internet, and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass received a B.A. degree from Ithaca College, a J.D. from Temple University and an L.L.M. in taxation from New York University.

        MICHAEL A.  O'HANLON  has served as a director of the Company  since
March 1998. Mr. O'Hanlon has been the president and chief executive officer of DVI Credit Corporation ("DVI") since November 1995 and served as executive vice president of DVI since joining DVI in March 1993. DVI is an independent specialty finance company that conducts a medical equipment finance business and related medical receivables finance business. Mr. O'Hanlon became a director of DVI in November 1993. Prior to joining DVI, Mr. O'Hanlon served as president and chief executive officer of Concord Leasing, Inc., and its subsidiary, U.S.
Concord, Inc. for nine years. Concord Leasing provides medical, aircraft, shipping and industrial equipment financing. Previously, Mr. O'Hanlon was a senior executive with Pitney Bowes Credit Corporation. Mr. O'Hanlon received his
Master of Science degree from the University of Connecticut and his Bachelor of Business Administration from the Philadelphia College of Textiles and Science.

      MICHAEL  RIESS has served as a director of the  Company  since March 1998.
Mr. Riess has been the president of Materials Management Corporation ("MMC") since 1993. MMC is a consulting firm specializing in precious and nonferrous metals. Prior to that, he headed the North American trading operations of the Gulf Oil Corporation, Brascam, Ltd. and W.C. Heraeus, GmbH. He also managed
Heraeus' U.S. precious metals refining activities and has been involved in trading and marketing a broad range of materials, including metals, scrap, and concentrates. Additionally, Mr. Riess served as President of Michael Riess & Co,
Inc., where he traded and financed precious and nonferrous metals and marketed jewelry, precious metals investment items and collectibles. A graduate of Middlebury College with advanced degrees from Columbia University's Graduate
School of  Business  and its  School of  International  Affairs,  Mr.  Riess was
Professor of Finance at Columbia University for eight years. He has been a member of several commodity exchanges and is a Director of the International
Precious Metals Institute and the Center for the Study of Futures Market.

        JOHN W.  CONLEY has  served as a director  of the  Company  since May
2000.  Mr. Conley,  currently  retired from  Cookson  America,  Inc.  ("Cookson
America"), the U.S. subsidiary of Cookson Group, plc (the Cookson Group") headquartered in England, where he served as a senior executive since 1988. Mr.
Conley was a member of  Cookson  Group's  executive  management  committee.  Mr.
Conley now serves as an advisor to the Company on business strategies and acquisitions within the precious metals industry. During his tenure at Cookson
America, Mr. Conley also served as President of the Precious Metals Group, a division of Cookson America. Cookson America's Precious Metals Group is the largest multi-faceted precious metals fabricator in North America. While at Cookson America, Mr. Conley was integrally involved in the company's successful growth of the precious metals operations through acquisitions. Prior to his tenure at Cookson America, Mr. Conley served as an executive overseeing sales at Sterndent Corporation, a manufacturer of specialized precious metal industrial products and mill fabricated products. Sterndent Corporation had acquired
Cook-Horton Company, where Mr. Conley had previously served as owner and vice president of sales and marketing. Mr. Conley has served on numerous corporate boards in the jewelry industry. Mr. Conley received his Bachelor of Science degree in Business Administration from Bryant College.

        HARRY T.J. ROBERTS has served as a director of the Company since May
2000. Mr. Roberts, currently retired, had held senior positions in international banking for thirty-five years. In 1978 Mr. Roberts came to the United States to serve as general manager of Midland International Bank of London, and then in the same capacity at the U.S. offices of Svenska Handelsbanken of Sweden. Since
1996,  Mr.  Roberts has served as a director of DVI, a company listed on the New
York Stock Exchange. In addition to his responsibilities as a director of DVI, Mr. Roberts acts a consultant to DVI. Mr. Roberts was educated at the London
Business School, England. Mr. Roberts is a Fellow of the Institute of Bankers of
London.


      All directors serve for a term of one year or until their respective successors have been duly elected and qualified.

Item 11. Executive Compensation.

      Outside directors receive $500 for each meeting attended in person and $250 for each meeting attended telephonically as well as being reimbursed for out-of-pocket expenses. In addition, each outside director receives a one-time option to purchase 15,000 shares of the Company's common stock at an exercise price of $3.00 per share. As of June 30, 2000, 30,000 options have been granted to outside directors. The options will vest as follows: 20,000 immediately and 10,000 after one year.

      The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other executive officers
(collectively referred to as the "Named Executive Officers"), as well as two of its most highly paid employees in fiscal 2000, for services rendered in all capacities to the Company during the fiscal years indicated.

Summary Compensation Table



                                                                               Long-Term
                                                                               Compensation
                                                                               Awards
                                                                              (Option Awards)
                                                                              --------------
                                                                               Number of
                                   Annual                                      Securities
                                Compensation                Other Annual       Underlying               Other
                     Year         Salary          Bonus     Compensation       Options (Shares)        Compensation(1)
Mandel Sherman       ----       ------------      -----     ------------       ----------------        --------------
   Chairman of the
   Board, ............2000       $172,917           --             --             --                    $  9,600
   Executive Officer .1999       $144,231           --             --             --                    $  9,600
   and President .....1998       $166,154           --             --             --                    $  6,888

Mark Buckley(2) ......2000       $ 58,942       $ 15,000           --            30,000                 $  3,514

    Chief Financial   1999           --             --             --             --                        --
     Officer .........1998           --             --             --             --                        --

David Nadler .........2000       $ 82,450           --             --             --                        --
    Treasurer (3) ....1999       $106,290           --             --             --                    $  4,886
                      1998       $   --             --             --             --                         --
Michael Huber ........2000       $132,500           --             --           30,000                  $  7,536
Senior Vice
 President(4)         1999       $128,933       $ 20,000           --           50,000                       --
                      1998       $   --             --             --             --                         --
Roger Shukla (5)      2000       $100,000           --             --             --                         --
 President Reliable   1999       $   --             --             --             --                         --
  West Tech, Inc.     1998       $   --             --             --             --                         --

Robert Audette (6)    2000       $102,000           --             --             --                    $  5,400
 National Sales       1999       $ 53,486           --             --            5,000                       --
  Manager  ....       1998       $   --             --             --             --                         --



(1) The other compensation is the value of automobiles, which is treated as miscellaneous income.

(2) Mr. Buckley commenced employment with the Company in January 2000.

(3) Mr. Nadler commenced employment with the Company in April 1998 and resigned in January 2000.

(4) Mr. Huber commenced employment with the Company in July 1998.

(5) Mr. Shukla commenced employment with the Company in June 1999.

(6) Mr. Audette commenced employment with the Company in July 1998.

Employment Agreements with Management

      On January 1, 1998, the Company entered into a three-year employment agreement with Mr. Sherman, a stockholder, director and the chief executive officer of the Company. On December 18, 2000, the Company extended Mr. Sherman's employment contract until March 31, 2001. Under the agreement, Mr. Sherman's compensation is $175,000 annually. In addition, Mr. Sherman will receive 10% of the Company's annual pretax profits in excess of $500,000 with a maximum eligible bonus of $175,000. In addition, the Company has taken out a $1,000,000 keyman life insurance policy for Mr. Sherman.

        On July 1, 1999, Reliable-West Tech, Inc. entered into a three-year employment agreement with Mr. Rajendra Shukla to serve as president of Reliable-West Tech. Mr. Sheila's compensation for the term of his employment is $150,000 annually.

        On November 20, 1999, the Company entered into a two- year employment agreement with Mr. Mark Buckley,  a Senior Vice  President,  Treasurer and Chief
Financial   Officer  of  the  Company.   Under  the  agreement,   Mr.  Buckley's
compensation is $127,500 annually.  In addition,  Mr. Buckley received a signing bonus of $15,000 upon execution of the  agreement.  Mr. Buckley is also eligible for an annual bonus  calculated on the  achievement  of  performance  benchmarks established by the Company.

      In May 1998, the Company entered into a two and one-half year employment agreement with Mr. Michael J. Huber, the Vice President -- Trading of Westbury
Alloys. Under the agreement, Mr. Huber's compensation is $125,500 annually. In addition, Mr. Huber received an additional $10,000 within ten days after he generates $20,000 in pre-tax profit for Westbury Alloys. Mr. Huber will also receive an annual bonus calculated based on the pre-tax profit generated by Mr.
Huber for Westbury  Alloys,  with a minimum  amount of $25,000.  On December 18,
2000, the Company extended Mr. Huber's employment contract until March 31, 2001.

Consulting Agreements

      On July 22, 1996, the Company entered into a five year consulting agreement with Lawrence Raskin, former president of its predecessor, Westbury
Alloys, Inc. The consulting agreement contains certain confidentiality and non-compete provisions, which are operative during the term of the agreement and for given periods of time after termination thereof.



Item 12.          Security Ownership of Certain Beneficial Owners and Management

      The  following  table  sets forth as of January  31,  2000,  the number of shares of Common  Stock of the  Company and the  percentage  of that class owned beneficially,  within the meaning of Rule 13d-3  promulgated  under the Exchange
Act,  and the  percentage  of the  Company's  voting  power  owned  by:  (i) all shareholders  known by the Company to beneficially own more than five percent of the  Company's  Common Stock;  (ii) each director of the Company;  and (iii) all directors and officers as a group.  All shares set forth in the following  table are  entitled  to one vote per share and the named  beneficial  owners have sole voting and investment  power.  Each  percentage set forth in the following table assumes the exercise of all stock options exercisable by the named individual or group as of January 31, 2000 or within 60 days thereafter.

Name and Address                                                           Number of Shares
----------------                                                            Beneficially                    Percentage
                                                                            Owned (1)                       ----------
                                                                           -----------------

Dartmouth Capital Partners (2)...................................................832,500                    15.7%
210 Dartmouth Street
Pawtucket, RI 02680

John W. Conley...................................................................529,999                    10.0%
4751 Bonita Bay Blvd., PH 301
Bonita Springs, FL 34134

Mandel Sherman(3)................................................................450,166                    8.5%
Westbury Alloys, Inc.
750 Shames Drive
Westbury, NY 11590

Michael A. O'Hanlon(4)...........................................................115,000                    2.2%
DVI Inc.
2500 York Road
Jamison, PA 18929

Michael Riess(5)................................................................. 15,000                     0.3%
818 Lake Avenue
Greenwich, CT 06831

Harry T. J. Roberts..............................................................33,333                     0.6%
7 Cherry Tree Lane
Riverside, CT 06878

Michael Huber(5).................................................................52,000                     1.0%
Westbury Metals Group, Inc.
750 Shames Drive
Westbury, NY 11590

Directors and Officers as a Group(3).............................................1,195,498                  22.5%
(6 persons)
--------------------------

(1) All shares amounts reflect beneficial  ownership determined pursuant to Rule
13d-3 under the Exchange Act, and include voting and investment power with respect to shares of Common Stock of the Company.

(2) The members of this  limited  liability  company  are adult  children of Mr.
Sherman.  Mr. Sherman disclaims  beneficial  ownership of these shares.

(3) Does not include 832,500 shares owned by Dartmouth Capital Partners.

(4) Represents 15,000 shares obtainable upon exercise of outstanding vested options and 100,000 shares purchased.

(5) Represents shares obtainable upon the exercise of outstanding vested options.



Options Grants in Last Fiscal Year

      The following table sets forth information regarding stock options granted to each of the Named Executive Officers and its two most highly paid employees during fiscal 2000. The Company has not granted any stock appreciation rights.

                               Individual Grants
                 --------------------------------
                  Number       % of Total                                    Potential Realizable
                   of          Options                                       Value at Assumed
                 Securities    Granted to                                    Annual Rates of Stock
                 Underlying    Employees                                     Price Appreciation
                  Options      in Fiscal  Exercise    Expiration             For Option Term
                 Granted       Year       Price         Date               ----------------------
Name         --------------   ---------   --------   ------------              5%               10%
----                 --               ---

Mandel Sherman ....0          N/A         N/A             N/A                  N/A               N/A
Michael Huber......30,000     38.7%       $3.00          7/7/2009          $  50,400           $133,800
Mark Buckley.......30,000     38.7%       $4.00          1/1/2010          $  70,813           $177,101
Roger Shukla.......0          N/A         N/A             N/A                  N/A               N/A
Robert Audette.....0          N/A         N/A             N/A                  N/A               N/A
--------------------

Option Exercises and Fiscal Year-End Option Values

      The following table sets forth information concerning stock option exercises in fiscal 2000 and the number and value of unexercised options held by each of the Named Executive Officers at June 30, 2000.

                                                                    Number of  Securities
                                                                         Underlying                         Value of Unexercised In
                                                                   Unexercised Options at                    The-Money Options at
                   Shares                                          June 30, 2000                             June 30, 2000
                  Acquired                Value                    -------------                          ---------------------
Name              on Exercise            Realized                 Exercisable     Unexercisable         Unexercisable    Exercisable
----              ------------           --------                 -----------     -------------         -------------    -----------

Mandel Sherman...        --                  --                       --             --                      --               --
Mark Buckley.......      --                  --                       --           30,000                    --               --
Michael Huber......      --                  --                      50,000        30,000                    --               --
Roger Shukla.....        --                  --                       --             --                      --               --
Robert Audette......     --                  --                       3,500         1,500                    --               --


Item 13. Certain Relationships and Related Transactions

       On July 22, 1996, Lawrence Raskin, former president of Westbury New York signed a five-year consulting agreement with the Company to serve as a consultant to the Company in connection with transitional issues and continuing conduct of its business. The Company signed a five-year lease on its 10,200 square foot facilities at 750 Shames Drive, Westbury, New York, with Mr. Raskin.
The term of the lease expires on July 31, 2003. Throughout the term of the lease, the Company has the option to renew the lease at a mutually agreeable rental at least 30 days prior to expiration. In addition, the Company has the option to purchase the existing facility space at the appraised fair market value, although not for less than $1.2 million for the first three years. The
Company does not currently intend to exercise this option.


       From time to time, the Company borrowed funds from several affiliated investment limited partnerships. These loans were repaid in July and August
1997. Mandel Sherman, the Company's chief executive officer, president, a director and principal shareholder is the general partner and manager of such affiliated entities.

In October  1997,  Westbury  Alloys,  LLC merged into Westbury  Alloys,  Inc., a
Delaware corporation. The membership interests in Westbury Alloys, LLC were converted into 1,850,000 shares of common stock of Westbury Alloys, Inc. in proportion to the interest held by each member.

      On January 1, 1998, Westbury Alloys, Inc. entered into a three-year employment agreement with Mandel Sherman. On December 18, 2000, the Company extended Mr. Sherman's employment contract until March 31, 2001. Under the agreement, Mr. Sherman's compensation is $175,000 annually. In addition, Mr.
Sherman will receive 10% of the pre-tax profits of the Company's in each year in excess of $500,000 up to a maximum bonus of $175,000 per year. The Company has assumed this agreement from Westbury Alloys, Inc. In addition, the Company has taken out a $1,000,000 key-man life insurance policy for Mr. Sherman. The agreement terminates upon the death or disability of Mr. Sherman and the Company is permitted to terminate the agreement, without further payment obligation to Mr. Sherman, upon the commission of certain acts, and to terminate the agreement for any other reason, provided that the Company pays him a severance payment equal to the aggregate base salary otherwise owed to him over the remaining term of the agreement. Pursuant to the terms of the agreement, in the event that Mr.
Sherman is not nominated or re-elected to serve as a member of the Board of Directors, either the Company or Mr. Sherman may terminate his employment with the Company and in such event, he shall be entitled to continue to receive his base salary as set forth in the agreement for the remainder of the term. The agreement also contains certain confidentiality and non-compete provisions, which are operative during the term of the agreement. The confidentiality provisions remain in effect after termination of employment.

On March 31, 1998, the Company completed a reverse merger of its wholly owned subsidiary, Westbury Acquisition Corp., a New York Corporation ("WAC"), with
Westbury  Alloys,  Inc.,  a Delaware  corporation,  pursuant  to which  Westbury
Alloys, Inc. has become one of the Company's wholly-owned subsidiaries. Westbury
Alloys, Inc. provides a broad range of processing and refining services in connection with the reclamation of precious and specialty metals from scrap materials. Pursuant to the merger, the principals of Westbury Alloys, Inc. have become the principals of the Company and are now the Company's largest shareholders.

In May 1998, Westbury Alloys, Inc. entered into a two and one-half year employment agreement with Mr. Michael J. Huber, the Vice President -- Trading of
Westbury Alloys. On December 18, 2000, the Company extended Mr. Huber's employment contract until March 31, 2001. Under the agreement, Mr. Huber's compensation is $125,500 annually. In addition, Mr. Huber received an additional
$10,000 within ten days after he generates $20,000 in pre-tax profit for Westbury Alloys. Mr. Huber will also receive an annual bonus calculated based on the pre-tax profit generated by Mr. Huber for Westbury Alloys, with a minimum amount of $25,000.


        A borrowing facility of $2,000,000 for the financing of accounts receivable has been approved by DVI and became available on October 1, 1998.
Michael A. O'Hanlon,  one of the Company's directors,  is an officer of DVI. The
Company paid to DVI during the year ended June 30, 2000, the sum of $25,382 for interest and financing fees related to the $2,000,000 credit line established for the financing of accounts receivable. Michael A. O'Hanlon, one of the Company's directors, is the president and chief executive officer of DVI. The
Company paid to the firm of  McLaughlin & Stern,  LLP during the year ended June
30, 2000, the sum of $66,896 for various legal services. David W. Sass, the Company's Secretary, is a member of this firm.

On November 20, 1999, the Company entered into a two-year employment agreement with Mr. Mark R. Buckley, a Senior Vice President, Treasurer and Chief Financial
Officer of the Company.  The term commences January 1, 2000 and expires December
31, 2001. Under the agreement,  Mr. Buckley's compensation is $127,500 annually.
In addition, Mr. Buckley received a signing bonus of $15,000 upon execution of the agreement. Mr. Buckley is also eligible for an annual bonus calculated on the achievement of performance benchmarks established by the Company.

      In May 2000, John Conley loaned the Company $1,000,000 for a period of two years. The Company granted Mr. Conley 60,000 warrants at an exercise price of $4.50 per share. The warrants expire on the fifth year anniversary of the date of the issuance of the warrant certificate. The vesting rights for the warrants provide for immediate vesting of 30,000 warrants with the balance of the vesting occurring in the following manner: after an initial period of six months, each quarter 5,000 warrants become vested so long as there is an outstanding balance under the promissory note. If for some reason the promissory note is repaid before all warrants are vested, the unvested warrants are cancelled. The interest rate on the promissory note is based on the market rate for a Certificate of Deposit. In addition, Mr. Conley earns a commission, which varies with each transaction, on the Company's sales of silver bullion to a specific customer of the Company.



                                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
                                                                          Page
                                                                          ----
a.  (1) Financial Statements

Report of  Independent  Auditors                                           F-1

Report of  Independent  Auditors  of Alloy Trading S.A.                    F-2

Report of Independent  Auditors (1998)                                     F-3
Consolidated Balance Sheets  - June 30, 2000 and 1999 (Restated)           F-4
Consolidated Statement of Operations - Years Ended                         F-5
 June 30, 2000, 1999 (Restated) and 1998

Statement of Stockholders' Equity - Years Ended                            F-6
June 30, 2000, 1999 (Restated) and 1998

Consolidated Statement of Cash Flows - Years Ended                         F-7
June 30, 2000, 1999 (Restated) and 1998

Notes to Consolidated Financial Statements                           F-8 to F-27

Schedule II - Valuation Qualifying Accounts                                 S-1

Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

(b).   Reports on Form 8-K

        April 21, 2000 - Item 2 and Item 7.
        November 22, 2000 - Item 5.
        December 11, 2000 - Item 5.
        Form 8-K/A - March 31, 2000 - Item 2 and Item 7.

(c). Exhibits. The following exhibits are filed as part of the Company's report.
Where such filing is made by incorporation by reference (I/B/R) to a previously filed statement or report, such statement or report is identified in brackets.

[2.(i)] Confidential Private Placement Memorandum dated February 10, 2000 through KSH Investment Group, Inc. incorporated by reference to the filing of such Exhibit with Form 8-K on February 10, 2000.

[2.(ii)] The Asset Purchase  Agreement  entered into as of the 31st day of March
2000,  between  Southwestern  Services,   Inc.,  and  Reliable-West  Tech,  Inc.
incorporated by reference to the filing of such Exhibit with  Registrant's  Form
8K on March 31, 2000.

[2.(iii)] The Amendment to the above Asset Purchase Agreement dated as of 21st of April, 2000, incorporated by reference to the filing of such Exhibit with Registrant's Form 8K on April 21, 2000.

[3.(i)] Certificate of Incorporation incorporated by reference to the filing of such Exhibit with Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

[3.(ii)] By-Laws Incorporated by reference to the filing of such Exhibit with Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30,
1996.

4 Specimen Certificate of Common Stock incorporated by reference to the filing of such Exhibit with Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

10 Form of Employment Agreements incorporated by reference to the filing of such Agreements with Registrant's Registration Statement on Form S-1, filed on April 10, 2000 with the Securities and Exchange Commission,
Registration Statement Number 333-344430 with respect to the Agreements with Mark R. Buckley and Michael Huber filed as Exhibit 10.5 and Exhibit 10.6 and Employment Agreement of Mandel
Sherman incorporated by reference to the filing of such Agreement with Registrant's Form 10-KSB for the fiscal year ended June 30, 1998.

[10.(I)] Stock Option Plan incorporated by reference to the filing of such Exhibit with Registrant's Annual Report on Form 10-KSB for the fiscal year ended
June 30, 1996.

[27]* Financial Data Schedule

* Filed herewith.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Westbury Metals Group, Inc.

We have audited the accompanying  consolidated balance sheets of Westbury Metals
Group,  Inc.  and  subsidiaries  as of June 30,  2000 and 1999,  and the related consolidated statements of operations,  stockholders' equity, and cash flows for the years then ended. Our audits also included the financial  statement schedule for the  years  ended  June 30,  2000 and 1999  listed in the Index at Item 14a.
These   financial   statements   and  financial   statement   schedule  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial  statements and financial statement schedule based on our audits. We did not audit the financial statements of Alloy Trading SA., a 98 percent owned  consolidated  subsidiary,  which statements  reflect total assets constituting  1.9% and 1.7%,  respectively,  of consolidated  total assets as of
June 30, 2000 and 1999.  Those  statements  were audited by other auditors whose report has been  furnished to us, and our opinion,  insofar as it relates to the amounts  included  for Alloy  Trading SA., is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Westbury Metals Group, Inc. and subsidiaries as of June
30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18, the accompanying 1999 consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP

December 19, 2000
(March 19, 2001 as to Note 19)

                                            BKR Noles Monteblanco & Assoc. S.C.
                                                               Walter A. Noles
                                                            Guillermo A. Lopez
                                                             Jaime E. Vizcarra


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of

ALLOY TRADING S.A.

We have audited the accompanying  balance sheet of Alloy TRADING S.A. as of June
30,  2000,  and  the  related   statements  of  profit  and  loss,   changes  in
stockholders'  equity and cash flows for the year then  ended.  These  financial statements  are the  responsibility  of the Alloy TRADING S.A.  management.  Our responsibility  is to express an opinion on these financial  statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards  require that we plan and perform the audit to obtain reasonable
assurance  about  whether  the  financial   (statements  are  free  of  material
(misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ALLOY TRADING S.A. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Lima, Peru
July 18, 2000

                         NOLES MONTEBLANCO & ASOC. S.C.
                                 member Firm of
                               B K R INTERNATIONAL







                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Westbury Metals Group, Inc.

We have audited the accompanying  consolidated statements of operations and cash flows of Westbury  Metals  Group,  Inc.  (formerly  known as Rosecap,  Inc.) and subsidiaries  for the year ended June 30,  1998.  These  consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements  based on our audit.  We did not audit the  financial  statements  of
Alloy Trading S.A., a 98% owned subsidiary, which statements reflect, as of June
30, 1998,  no revenues,  as they have been  eliminated in  consolidation.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alloy Trading
S.A., is based solely on the report of the other auditors.

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


CITRIN COOPERMAN & COMPANY, LLP

New York, New York
September 18, 1998

WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999                                                                                  2000            1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                              (As Restated,
                                                                                                                     see Note 18)
CURRENT ASSETS:
  Cash .....................................................................................       $    628,840        $  1,242,230

  Accounts receivable, net of allowance of $206,643 and $17,000, respectively ..............          8,012,368           2,824,949

  Inventory (Note 6) .......................................................................          5,391,454           1,022,479

  Prepaid expenses and other current assets ................................................            249,763             161,364
                                                                                                   ------------        ------------


           Total current assets ............................................................         14,282,425           5,251,022

PROPERTY, PLANT AND EQUIPMENT - Net (Note 7) ...............................................          2,491,142           2,273,233


GOODWILL, Net of accumulated amortization of $189,146 and $80,720, respectively ............          2,552,054           1,410,480


OTHER ASSETS ...............................................................................            265,939             168,452
                                                                                                   ------------        ------------

TOTAL ASSETS ...............................................................................       $ 19,591,560        $  9,103,187
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ....................................................       $ 2,089,002         $    611,574
  Due to former Reliable shareholder (Note 4) ..............................................            --                1,192,578
  Current portion of long-term debt (Notes 8 and 9).........................................           261,055            1,721,758
  Income taxes payable......................................................................            29,239                --
  Due to customers .........................................................................         1,636,048            1,773,663
                                                                                                   ------------        ------------


           Total current liabilities .......................................................         4,015,344            5,299,573
                                                                                                   ------------        ------------


REVOLVING CREDIT LOANS (Note 8).............................................................          5,868,126                --
DIRECTOR LOAN (Note 9)......................................................................          1,000,000                --
LONG-TERM DEBT (Note 9) ....................................................................          1,171,553          1,342,369
                                                                                                   ------------        ------------


            Total long term debt ...........................................................          8,039,679          1,342,369
                                                                                                   ------------        ------------


COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (Note 12):
  Common stock, $.001 par value - authorized,  50,000,000 shares;  5,316,695 and
   3,247,312 shares issued and outstanding, respectively....................................              5,317              3,247
  Capital in excess of par value ...........................................................          9,802,609          3,284,329

  Accumulated other comprehensive loss
                                                                                                        (74,907)           (60,678)
  Accumulated deficit ......................................................................         (2,196,482)          (765,653)
                                                                                                   ------------        ------------

           Total stockholders' equity ......................................................          7,536,537           2,461,245
                                                                                                   ------------        ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................       $ 19,591,560        $  9,103,187
                                                                                                    ============        ============

                 See notes to consolidated financial statements.



WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998                            2000                1999            1998
---------------------------------------------------------------------------------------------------------------------
                                                                                     (As Restated,
                                                                                       see Note 18)
REVENUE:
  Precious metal sales                                           $83,979,636        $29,131,960      $ 1,425,315
  Refining                                                        15,032,297          5,337,828        1,874,829
                                                                  ----------        -----------      ---------
           Total revenue                                          99,011,933         34,469,788        3,300,144
                                                                  ----------        ----------        ---------

COST OF SALES:
  Cost of precious metal sales                                    78,764,616         27,970,518       1,335,607
  Cost of refining                                                14,422,514          3,504,759         807,221
                                                                  ----------           ----------       -------
           Total cost of sales                                    93,187,130          31,475,277      2,142,828
                                                                  ----------            ---------    -----------
GROSS PROFIT                                                       5,824,803           2,994,511      1,157,316
                                                                  ---------            ----------     ---------
OPERATING EXPENSES:
  Selling, general and administrative expenses                     4,505,701           2,732,680      1,377,159
  Depreciation and amortization                                      521,783             166,897         94,696
                                                                    -------              -------       --------
           Total operating expenses                                5,027,484           2,899,577      1,471,855
                                                                  ---------           -----------      ---------
 INCOME (LOSS) FROM OPERATIONS                                       797,319              94,934       (314,539)
                                                                  ----------          -----------      ---------
OTHER EXPENSES (INCOME):
  Interest expense (Note 8)                                        1,001,081              276,148        132,090
  Interest income                                                    (12,253)             (28,714)       (22,188)
  Non-cash warrant charge (Note 12)                                1,210,081                -                -
                                                                  ---------             ---------       ---------
           Total other expenses                                    2,198,909              247,434        109,902
                                                                  ---------               ---------     -------
LOSS BEFORE PROVISION FOR INCOME TAXES                            (1,401,590)            (152,500)      (424,441)

PROVISION FOR INCOME TAXES (Note 11)                                  29,239               85,952           -
                                                                  ---------                -------        -------
NET LOSS                                                        $ (1,430,829)          $ (238,452)    $  (424,441)
                                                                  ===========            =========       =========
NET LOSS PER SHARE:
Basic and diluted                                               $      (0.34)          $    (0.07)    $     (0.20)
                                                                  ===========             =========      =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
Basic and diluted                                                  4,258,945             3,197,586      2,173,139
                                                                  =========               =========    ===========
           See notes to consolidated financial statements.



WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 (Restated) AND 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                    Capital in                           Other         Accumulated         Total
                                  Common Stock      Excess of       Accumulated     Comprehensive    Comprehensive    Stockholders'
                               Shares      Amount   Par Value        Deficit            Loss             Loss             Equity

BALANCE, JULY 1, 1997         1,850,000    $1,850   $ 98,150       $  (102,760)       $   -           $(102,760)      $     (2,760)
Common stock issued upon
 merger with Rosecap, Inc.      180,000       180     40,857                -             -                 -                41,037
Common stock issued in private
 placements                     933,979       934   2,333,105               -              -                 -            2,334,039
Common stock issued upon
 conversion of Bridgeholder
  loans                         233,333       233     699,767               -              -                 -              700,000
Net loss                            -         -         -             (424,441)            -            (424,441)          (424,441)
                             -----------   --------  ----------     ------------ ------------------    --------------   -----------
BALANCE, JUNE 30, 1998        3,197,312     3,197    3,171,879        (527,201)            -            (527,201)         2,647,875
Exercise of stock warrants       50,000        50      112,450              -              -                 -              112,500
Net  loss                          -           -        -             (238,452)            -            (238,452)          (238,452)
Foreign currency
 translation adjustment            -           -        -                   -          (60,678)          (60,678)          (60,678)
                              ---------------------------------------  --------------- ------------------    --------------   ----
 BALANCE, JUNE 30, 1999      3,247,312     3,247    3,284,329         (765,653)        (60,678)         (826,331)        2,461,245
 Exercise of stock warrants    163,889       164      257,563                -           -                 -               257,727

 Common stock issued in
  private placement,
  November 1999
  through February 2000
  (net of expense of
  $2,827,474)                1,875,494     1,876    2,797,084                -            -                 -            2,798,960
 Warrant paid in capital          -           -     3,448,663                -            -                 -            3,448,663
  Exercise of employee
   stock options                30,000       30        14,970                -            -                 -               15,000
  Net loss                        -           -             -       (1,430,829)           -           (1,430,829)       (1,430,829)
  Foreign currency
   translation adjustments        -           -             -                -         (14,229)          (14,229)          (14,229)
                             ------------------------------------  --------------- ------------------    --------------   ---------

BALANCE, JUNE 30, 2000       5,316,695    $ 5,317    $9,802,609    $(2,196,482)      $ (74,907)      $(2,271,389)      $ 7,536,537
                             =========      =====     =========    ===========       ==========       ===========      ===========

See notes to consolidated financial statements
                                                                                  F-6





WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       2000             1999               1998
                                                                                                    (As Restated,
                                                                                                    see Note 18)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................................     $(1,430,829)     $  (238,452)     $  (424,441)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...............................................          521,783          166,897          94,696
    Non cash warrant charge .....................................................        1,210,081             --             --
    Bad debt expense ............................................................          348,094             --             --
    Changes in assets and liabilities:
      Inventory .................................................................       (4,368,975)          5,664         (114,617)
      Accounts receivable .......................................................       (4,183,634)     (2,056,796)        (711,159)
      Prepaid expenses and other current assets .................................          (88,399)        129,462          357,537
      Other non-current assets ..................................................          (97,487)        (55,275)         (92,114)
      Due to customers ..........................................................         (137,615)      1,318,110           15,850
      Accounts payable, accrued expenses and taxes payable ......................        1,492,438         113,715          319,599
                                                                                        -----------     -----------      -----------

           Net cash used in operating activities ................................        (6,734,543)     (616,675)        (554,649)
                                                                                        -----------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Property, plant and equipment additions .......................................         (581,266)      (656,788)        (174,395)
  Acquisition of businesses .....................................................       (2,426,879)       --                  --
                                                                                          -----------   -----------     ----------
          Net cash used in investing activities .................................       (3,008,145)      (656,788)        (174,395)
                                                                                        -----------      -----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of note payable to former Reliable shareholder ......................        (1,192,578)         --               --
  Proceeds from issuance of subordinated debt and senior debt ...................         2,000,000          --             700,000
  Proceeds of director loan .....................................................         1,000,000          --               --
  Repayment of long-term debt, including repayment of subordinated debt, and
   loans payable............................................................           (2,303,856)         (14,490)        (568,983)
  Net proceeds from credit line .................................................       4,315,463        1,552,663         (973,046)
  Proceeds from stock warrants and employee stock options exercised..............         354,583          100,000        2,334,039
  Proceeds from private placement ...............................................       5,626,434            --             --
  Expenses of private placement .................................................        (670,748)           --             --
                                                                                     -----------      -----------       -----------
           Net cash provided by financing activities ............................       9,129,298        1,638,173        1,492,010
                                                                                     -----------      -----------      -----------
NET (DECREASE) INCREASE IN CASH .................................................       (613,390)          364,710          762,966

BEGINNING CASH BALANCE ..........................................................      1,242,230           877,520          114,554
                                                                                      -----------      -----------      -----------
ENDING CASH BALANCE .............................................................     $  628,840      $ 1,242,230      $   877,520
                                                                                      ===========      ===========      ===========
See notes to consolidated financial statements ..................................
                                                                                 F-7




WESTBURY METALS GROUP, INC. AND SUBIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------


1.       ORGANIZATION

Westbury Metals Group, Inc. and Subsidiaries (the "Company") were formed, initially as Rosecap, Inc., on March 31, 1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys, Inc. On June 18, 1998, the
Company's name was changed to Westbury Metals Group, Inc. from Rosecap, Inc.

The Company primarily operates in the precious metal industry, principally in the reclamation, sale, manufacture and third party sales of precious metals. The
Company operates  through its five  subsidiaries,  Westbury Alloys,  Inc., Alloy
Trading  S.A.,  Reliable-West  Tech,  Inc.,  Westbury  International,  Inc.  and
Westbury Realty Management Inc.

The Industrial  Commodities Management segment is comprised of two subsidiaries:
(i) Westbury International, Inc. ("International"), which engages in the risk management of precious metals and foreign currency for the Company. The
Company's policy is to hedge all financed transactions so no gains and losses occur due to market fluctuations. International was formed in July 1998; and
(ii) Alloy Trading S.A. ("Alloy"), which is a 98% owned Peruvian subsidiary of the Company. Local managers of Alloy own the remaining 2%. Alloy primarily exports precious metals for the Company's own use or sale to third parties.
Alloy is also engaged in the development of precious metal opportunities in South America, which may include gold and silver bullion transactions with the mining industry and other industrial users of precious metals.

The Metal Processing & Refining segment is comprised of one subsidiary, Westbury
Alloys. Inc. ("Westbury"). Westbury principally reclaims gold, silver, platinum and palladium from scrap and residues from the electronics, jewelry, petroleum, dental, chemical, automotive, mining and aerospace industries. Once reclaimed, the precious metals are weighed, sampled and assayed to determine values and settled with the customer. Westbury either purchases the precious metal or returns the metal to the customer. Using the trade name "West Cats", Westbury purchases catalytic converters and recovers the platinum, palladium and rhodium.

The  Industrial  Products  segment is  comprised  of  Reliable-West  Tech,  Inc.
("RWT"). RWT manufactures and sells silver in various forms and shapes, plating salts and tin and tin-lead anodes used in manufacturing. RWT also will be involved in precious metal casting grains, alloys and mill products as its business expands.

The Company's remaining subsidiary, Westbury Realty Management, Inc. ("Realty") acquired and now owns and manages properties used by Westbury and RWT in its reclamation and manufacturing operations. Realty, which provides the Company's corporate function, was formed in June 1998, and did not have financial activity during that year.



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation - All significant intercompany balances and transactions between and among Westbury Metals Group, Inc. and its subsidiaries have been eliminated in consolidation. The minority interest in Alloy is not significant and no separate disclosure is presented.

b. Inventory and Inventory Hedging - Precious metal inventories are stated at market value. Other inventories, which consist of precious metal bearing scrap, are stated at lower of cost or market. Quantities are determined based upon physical count and third party assays. Assaying determines the specific precious metal content by weight.

Gold,  silver,  platinum,  palladium  and rhodium  comprise the  precious  metal inventory of Westbury.  The prices of these precious metals are subject to price fluctuations  and are  expected to continue to be affected by  worldwide  market supply and demand  conditions.  At June 30, 2000,  substantially  all  inventory owned by Westbury  was hedged to protect  against  market  fluctuations.  Market gains or losses  as well as all  trading  activities  are  included  in "Cost of sales"  for the  inventories  that are  stated  at  market  value.  The  Company capitalized the gains and losses related to forward contracts,  which hedged the other  inventories.  It is the Company's policy that all metal  transactions are hedged in order to minimize gains or losses due to market fluctuations.  Hedging consists of the sale or purchase of futures  contracts for the physical delivery of metals.  When the Company purchases precious metal or other  inventories,  it
sells  a  forward  contract  to  protect  against   fluctuating  market  prices;
conversely,  when the Company sells precious metals, it buys a contract to close the transaction.  Futures contracts are measured at market value with unrealized gains and losses reflected in operations during the period.  Westbury  maintains inventories in various states of processing. Westbury also maintains inventories at independent outside refineries.

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

e.  Impairment  of  Long-Lived  Assets - The Company has  adopted  Statement  of
Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No.121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 require the review of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

f. Translation of Foreign Currencies - Translation adjustments result from the process of translating Alloy's financial statements from their local currency to U.S. dollars. Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate in effect on the balance sheet date. Revenues and expenses are translated at the average rate for the period. Where amounts denominated in a foreign currency are converted to U.S. dollars by remittance or repayment, the realized exchange differences are included in determining net loss for the period.

g. Due to Customers - The Company's customers in the Metal Processing & Refining segment have the option of receiving cash in lieu of precious metals.  Since the
Company  bears the risk of loss,  it is the policy of the  Company to record all unprocessed  precious  metals received on behalf of the customer for refining as inventory and an offsetting liability due to customers. Amounts due to Customers
were  $  1,636,048  and   $1,773,663  at  June  30,  2000  and  June  30,  1999,
respectively.





h.          Revenue  Recognition - Revenue from sales to customers is recognized
            at  the  time  product  is  shipped.   Revenue  for  precious  metal
            reclamation   and  refining   activities  is  recognized   once  all
            significant   reclamation   activities   have  been   performed  and
            substantially  all expenses  related to the reclamation and refining process have been  incurred.  Customers  are billed and  reclamation revenue is recorded  initially  based upon the assayed  value of the reclaimed  materials.  Once  the  final  refining  and  assaying  is
            performed,   the  transaction  is  settled.  The  settlement  amount
            generally  does not vary  significantly  from the amounts  initially recorded. Typically, the Company accepts payment for its reclamation services in precious metals.

i.          Income Taxes - The Company  accounts for income taxes under SFAS No.
            109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

j. Net Loss per Common Share - Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Dilutive potential common shares, such as stock options and warrants, are not included for all periods presented because their effect would be antidilutive. At June 30, 2000, 1999, and 1998, 2,246,389, 964,000, and 967,500 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive

k.          Fair Value of Financial  Instruments - Financial instruments consist primarily of cash, trade account receivables, accounts payable, debt
            obligations  and  derivative  financial  instruments.   The  Company
            estimates the fair value of financial  instruments based on interest rates currently available to the Company and by comparison to quoted market  prices.  At June 30, 2000,  the fair value of the  Company's instruments  approximated  the  carrying  value  except as otherwise disclosed.

l.          Use of Estimates - The preparation of financial  statements requires
            the  Company's   management  to  estimate  the  current  effects  of
            transactions   and  events  whose  ultimate   outcomes  may  not  be
            determinable until future years. Consequently,  actual results could differ from those estimates.

m.          Stock-Based  Compensation  - The Company  accounts  for  stock-based compensation  to  employees  using  the  intrinsic  value  method in
            accordance  with  Accounting   Principles   Board  Opinion  No.  25,
            Accounting  for Stock Issues to  Employees.  The Company has adopted
            the  disclosure   requirements  of  SFAS  No.  123,  Accounting  for
            Stock-Based Compensation, which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

n.          Recent  Accounting  Pronouncements  - In June  1998,  the  Financial
            Accounting  Standards  Board  issued SFAS No. 133,  "Accounting  for
            Derivative  Instruments and Hedging Activities," as deferred by SFAS
            No. 137, is  effective  for fiscal  years  beginning  after June 15,
            2000.   The  new  standard   requires  that  all  companies   record
            derivatives on the balance sheet as assets or liabilities,  measured at fair value. Gains and losses resulting from changes in the values of those  derivatives would be accounted for depending on the use of the  derivative and whether it qualifies for hedge  accounting.  The
            Company  adopted  FAS 133  effective  July 1,  2000.  The  Company's adoption of this pronouncement did not have a material impact on the
            Company's consolidated financial statements.

o. Reclassifications - Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.





3.    LOSS PER SHARE:

      At June 30, 2000,  1999, and 1998,  the Company  incurred a basic net loss per share of $0.34, $0.07, and $0.20,  respectively,  on weighted average shares outstanding of 4,258,945, 3,197,586, and 2,173,139,  respectively.
      At June 30,  2000,  1999,  and  1998,  2,246,389,  964,000,  and  967,500
      potential common shares respectively, are excluded from the determination of  diluted  net  loss  per  share,  as the  effect  of  such  shares  is anti-dilutive.  Potential common shares are shares of common stock, which may become  issued and  outstanding  upon the  exercise of the warrant or stock option by its owner.  The following  table  summarizes  information about the potential common shares as of June 30, 2000:


                                                   Outstanding                                    Exercisable

                             ------------- ----------------------------- ------------------- ------------------------ -------------
              Range of          Number           Weighted-Average         Weighted Average           Number         Weighted-Average
         Exercise Prices      of Shares        Remaining Contractual       Exercise Price              of            Exercise Price
                                                     Life (Years)                                    Shares

      $0.01 - $0.50            127,500                 7.35                    $0.50                 85,566                $0.50
      $2.25                    502,778                 1.47                    $2.25                502,778                $2.25
      $3.00                    138,000                 8.50                    $3.00                 85,416                $3.00
      $4.00 - $4.50           1,369,818                2.79                    $4.03              1,299,818                $4.10
      $5.50 - $9.00            108,293                 1.29                    $8.65                 93,293                $9.00


4.     ACQUISITIONS

          On  June  30,  1999  West  Tech   purchased  the  assets  of  Reliable
       Corporation  ("Reliable").  West Tech was formed as a  subsidiary  of the
       Company  on March  30,  1998.  After the  acquisition  of  Reliable,  the operations  of Reliable  and West Tech were merged and the company  named
       Reliable-West Tech, Inc. ("RWT"). The Company purchased assets consisting of land,  building,  inventory,  customer  list,  and business  name from
       Reliable for $2,350,655,  including related acquisition costs of $58,077.
       The  acquisition  was accounted for as a purchase.  The  acquisition  was financed through amounts payable to the former owner of Reliable.  A cash payment  of  $1,192,578  was made on July 16,  1999,  with the  remaining balance  financed  through the  issuance of  promissory  notes which bore interest at an annual interest rate of 7% and was payable over six years.
       The  purchase  price  exceeded  the fair value of net assets  acquired by
       $1,190,000,  which is being  amortized on a  straight-line  basis over 20 years.

       On March 31, 2000, the Company entered into a purchase and sale agreement with Southwestern Services, Inc. ("SPM") to acquire selected assets of SPM related to its silver product line for a purchase price of $1.3 million, plus the value of accounts receivable on the closing date. On
       April 21, 2000, the Company finalized its purchase and sale agreement and paid the former owners of SPM a total of $2,651,879, which included the payment for the selected assets and the sum of $1,351,879 paid for accounts receivable. The Company paid the seller $2,426,879 in cash and issued a promissory note in the amount of $225,000, which bears interest at an annual rate of 8% and is payable over 8 years. The purchase price exceeded the fair value of net assets by $1,250,000 and was recorded as goodwill. The goodwill is being amortized on a straight-line basis over 20 years.

       The results of operations of Reliable and SPM are included in the accompanying consolidated statements of operations since the respective acquisition dates. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SPM had occurred as of July 1, 1999 and 1998, respectively, and the acquisition of Reliable had occurred as of July 1, 1998:






                                                       June 30,
                                                2000              1999

         Total revenue                     $ 109,703,932     $  64,753,961
                                           ==============    ==============

         Net (loss)                        $    (973,418)    $    (439,424)
                                           =============     ==============

         Net (loss) - basic and diluted    $       (0.23)           $(0.14)
                                           ==============     ==============

       The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the dates indicated or of future operations of the combined companies under the ownership and management of the Company.


5.       ADVANCES TO CUSTOMERS

       Advances to customers arise as a result of the Company advancing precious metal or cash to customers prior to the settlement. At the request of the customer, the Company may advance up to 90% of the expected settlement value of the refined precious metal. The Company may occasionally consign precious metal to its customers. These advances are charged against future transactions with the customer. At June 30, 2000 and 1999, total advances to customers, which are included in `Due to Customers' as a net amount, were $453,053 and $450,297, respectively.

6.       INVENTORY

       Precious metal inventories are stated at market value.  Other inventories are stated at the lower of cost or market value.  As of June 30, 2000 and
       1999, the Company's  precious  metal  inventories at market value totaled
       $3,482,528 and $572,583,  respectively,  and other inventory at the lower of cost or market  totaled  $1,908,926  and $449,896,  respectively.  The estimated aggregated market value of precious metal inventories and other inventories  at June 30,  2000 and 1999,  after all  processing  of other
       inventories   has  been   completed  was   $5,897,121   and   $1,076,237,
       respectively.

       Consistent with industry practice, some of the Company's gold, silver, platinum and palladium requirements are furnished by customers and suppliers on a consignment basis.

       Title to the consigned  precious  metals remains with the consignor.  The values of consigned  precious metals held by the Company are not included in the Company's  balance sheets.  At June 30, 2000 and 1999, the Company
       held  $6,957,311  and   $2,401,638,   respectively,   under   consignment
       agreements  with a bank. The Company's  precious metal  requirements  are provided from a combination of owned  inventories,  precious  metals that have been  purchased  and sold for future  delivery,  and gold and silver received from suppliers and customers on a consignment basis.

       Derivative commodity instruments used to hedge the Company's precious metals consist of long or short forward and futures contracts, which generally have a contract term of 15 to 180 days. The face value of the Company's long and short forward and futures positions at June 30, 2000 and 1999 were $7,156,127 and $3,580,614,  respectively.  At June 30, 2000 and 1999, the Company had $(189,150) and $4,110, respectively, of deferred (losses) and gains related to forward contracts, which hedged the other inventories.



7.       PROPERTY, PLANT AND EQUIPMENT

       Property,  plant and  equipment at June 30, 2000 and 1999 consists of the following:
                                                             2000             1999

        Land                                              $207,916           $207,916
        Building and building improvements                 777,733            742,144
        Machinery and equipment                          1,877,485          1,396,458
        Furniture and fixtures                             275,411            196,005
        Vehicles                                            85,306             50,062
                                                           -------              ------
              Total                                      3,223,851          2,592,585

        Less accumulated depreciation and amortization    (732,709)         (319,352)
                                                        ------------      -----------

        Property, plant and equipment, net             $ 2,491,142       $ 2,273,233
                                                       ===========       ============


8.     REVOLVING CREDIT AGREEMENT

       In July  1999,  RWT,  International  and  Westbury  (the  "Co-borrowers")
       entered  into a two-year  revolving  credit  agreement  with a bank under which it may borrow up to  $12,000,000.  This revolving  credit  facility replaced the  Company's  previous  revolving  credit  agreement  and gold consignment, which was guaranteed by a letter of credit. On May 10, 2000, the Co-borrowers  signed an amendment to its July 1999 credit  agreement, which  increased  the  amount  it  may  borrow  from  $12,000,000  up  to
       $13,000,000. All other terms and conditions remained the same. As of June
       30, 2000, the Company had total advances of  $12,825,437,  which included
       $6,957,311 of consigned precious metals and $5,868,126 of loans. Interest on the consignment of precious metals accrues at each type of metals Cost of Funds rate plus  2.50%.  The  metals'  Cost of Funds rates vary by the
       four  metal  categories,   which  include  gold,  silver,   platinum  and
       palladium. Interest on the working capital loans accrues at the option of the  Company at LIBOR  plus  2.50% or Prime  plus 0.5% (at June 30,  2000
       Prime was at 9.50%).  Consignments  of precious metals are limited to the balance of eligible inventory,  with the remaining  borrowings limited to the balance of eligible  accounts  receivable.  The Company's  borrowings based on the Prime  interest  rate were  charged an average rate of 10.1%
       during the  fiscal  year ended June 30,  2000.  LIBOR  borrowings  during fiscal year ended June 30, 2000 were charged an average  interest rate of
       11.2%.  During  the  fiscal  year  ended  June 30,  1999,  the  Company's borrowings  were based on the Prime rate and the  average  interest  rate charged  approximated 11.0%. The facility is collateralized by the assets of the  Co-borrowers  and guaranteed by Westbury  Metals Group,  Inc. The agreement  requires the Company to maintain certain  financial ratios and other  financial  conditions.  The Company  must have a minimum cash flow coverage  and also minimum  debt to net worth.  As of June 30, 2000,  the
       Company was in compliance of its financial covenants,  however subsequent to year end,  the  Company  failed to submit to its lender its  financial statements  for the year  ended  June 30,  2000 for which the  lender has granted a waiver dated March 19, 2001. See note 19 for further discussion of violations subsequent to year-end.

       The Company has agreed to pay fees of 0.375% on the unused amount of the facility payable monthly. The two-year revolving credit agreement matures on July 15, 2001. The Company is currently negotiating for a new revolving credit agreement.

       For the fiscal year ended June 30, 1999, the Company under its prior consignment agreement did not include consigned precious metals having a market value of $2,401,638. In addition to its gold consignment, in fiscal 1999 the Company borrowed $1,552,663 under its credit line with DVI Credit Corporation, a related party, which the Company classified as part of its current maturing long-term debt.

       The Company has incurred consignment fees in the amount of $510,177, $72,634 and $22,518 for the years ended June 30, 2000, 1999 and 1998, respectively, which are included in interest expense in the accompanying consolidated statements of operations.
                                                            F-13


9.       DIRECTOR LOAN AND OTHER LONG-TERM DEBT

         The Company's long-term debt, with the exception of loans outstanding under the Revolving Credit Agreement (see Note 8 above), as of June 30,
         2000 and 1999 was as follows:

                                                                                              2000                  1999

         Promissory Notes (a)                                                              $ 788,069              $ 1,100,000
         Promissory Note (b)                                                                 225,000                    -
         Loan from Director (c)                                                            1,000,000                    -
         Mortgage (d)                                                                        304,941                  317,712
         Other (e)                                                                           114,597                   93,752
                                                                                             -------                ------
                    Total                                                                  2,432,607                1,511,464

         Less current maturities                                                            (261,055)                (169,095)
                                                                                           -----------              ----------

         Total Long-term maturities                                                      $  2,171,552              $ 1,342,369
                                                                                         ==============            =============

a)              In connection with the acquisition of Reliable on June 30, 1999,
                RWT issued two six-year  promissory notes totaling $1,100,000 to the  former  Reliable  shareholder.  The  promissory  notes bear interest  at a fixed  rate of 7.0%  and  are  payable  in  equal monthly principal  installments  totaling  approximately $18,750
                with  the  first   installments  due  on  August  1,  1999.  The
                promissory  notes  are  collateralized  by  a  mortgage  on  the
                building   located   at  302  Platts   Mill   Road,   Naugatuck,
                Connecticut.

b) In connection with the acquisition of SPM on April 21, 2000, the Company issued the seller an eight-year promissory note totaling
                $225,000. The promissory note bears interest at an annual fixed rate of 8.0%. During the first two years, no principal payments are due. During the subsequent six years, the principal payments are payable in equal semi-annual installments with the first principal payment due on October 21, 2002.

             c) In May 2000, the Company  issued John Conley,  a director of the
                Company,  a  $1,000,000   promissory  note.  The  terms  of  the
                promissory  note include  interest  payments at an interest rate based on the commercial Certificate of Deposit interest rate. In addition, Mr. Conley received warrants with a five-year maturity for the right to purchase 60,000 shares of the Company's  common stock at an exercise price of $4.50 per share. The warrants have a two tier-vesting  schedule:  30,000 vests  immediately and the balance of 30,000 vest 5,000 per quarter after an initial period of six months.  The Company has valued the vested warrants using the Black-Scholes pricing model and determined the fair value of the vested  warrants.  The Company incurred a non-cash charge of
                $8,542 in fiscal 2000 for the vested warrants.  In the event the
                Note is repaid in full prior to the  vesting of these  warrants, the warrants unvested will be cancelled. The principal is due at the promissory note's maturity in two years.

             d) In September  1998,  WRC entered into a fifteen  year,  $325,000 mortgage  with a bank.  The mortgage  bears  interest at a fixed rate  of  8.625%  and is  payable  in  equal  monthly  principal installments of $3,224. The building acquired collateralizes the obligation under the Mortgage.

             e) The  Company  has  three   installment   loans  to  finance  its
                automobiles and an installment  loan,  which finances  purchased equipment.



                  Long-term liabilities maturing subsequent to June 30, 2000 are as follows:

                   Year Ending June 30
                   -------------------
                           2001                  $     261,055

                           2002                      1,196,822

                           2003                        209,021

                           2004                        208,828

                           Thereafter                  556,881
                                                       -------

                                                   $ 2,432,607
                                                   ===========



10.      DEFINED CONTRIBUTION PLAN

         The Company  maintains  an  Employee  401(k)  Profit-Sharing  Plan (the
         "401(k)  Plan") for all qualified  salaried  employees,  which complies with the  Section  401(k)  of the  Internal  Revenue  code of 1984,  as
         amended.   The  401(k)  Plan  permits   employees  to  make   voluntary
         contributions  to the Plan.  The  Company is not  required  to make any matching  contributions  but may do so at the discretion of management.
         During  fiscal 2000,  1999 and 1998 no  contributions  were made to the
         401(k) Plan by the Company.




11.      INCOME TAXES

       The income tax provisions for the years ended June 30, 2000, 1999 and 1998 consists of the following:

                                                                                   2000            1999            1998

         Current:
           Federal                                                                $    -          $      -       $    -
           State and local                                                        15,596            9,430             -
           Foreign                                                                13,643           76,522             -
                                                                                  ------         --------         --------
                    Total current                                                $29,239          $85,952        $    -
                                                                                  ---------       -------        ----------
         Deferred:
           Federal                                                                 -                -                -
           State and local                                                         -                -                -
           Foreign                                                                 -                -                -
                                                                                -----------       --------        ----------
             Total deferred                                                         -                -                -
                                                                                ---------         ---------       -----------
  Total income tax provision                                                   $ 29,239          $  85,952         $    --
                                                                                =========         =========       ===========
Deferred taxes at June 30, 2000 and 1999 consist of the following:

 Deferred Tax Assets:
                                                                                 2000                 1999
   Accounts receivable                                                          31,424           $   6,970
   Net operating loss                                                          487,593             283,561
   Other                                                                        17,906                 318
                                                                              ---------            ---------
                                                                               536,923             290,849
 Deferred Tax Liabilities:
   Property, plant and equipment                                              (143,413)             (8,863)
   Goodwill                                                                    (41,886)                --
                                                                              ----------            ------
                                                                              (185,299)              (8,863)
                                                                              ----------            ------
 Net deferred tax asset                                                        351,624              281,986
                                                                              ----------           --------
 Valuation allowance                                                          (351,624)            (281,986)
                                                                              ----------           ---------
 Net deferred taxes                                                          $     -              $  -
                                                                              =========            =========

The valuation allowance increased by approximately $70,000 during the fiscal year ended June 30, 2000 as a result of an increase in net operating loss carryforwards and timing differences between financial and tax accounting for the depreciation of property and equipment and for the amortization of goodwill.
During the fiscal years ended June 30, 1999 and 1998, the valuation allowance increased by approximately $138,000 and $191,000, respectively, as a result of an increase in net operating loss carryforwards.



       The Company has net operating loss carry forwards as of June 30, 2000 totaling approximately $1,250,000, which expires between 2006 and 2020.

       A reconciliation of the differences between the Federal statutory tax rate of 35% and the Company's effective income tax rate is as follows:

                                                                       June 30,
                                                                       --------
                                                              2000      1999     1998

        Federal statutory income tax rate                     (35%)     (35%)     (35%)
        State income taxes, net of Federal benefit             1          6         -
        Permanent differences                                  32        14         -
        Foreign rate differential                              1        (38)        -
        Increase in valuation allowance                        3        109        35
                                                          ---------    -----      -----

        Effective income tax rate                              2%       56 %        0 %
                                                           =========  =======     ======


12.      STOCKHOLDERS' EQUITY

a. Common Stock  -During the second  fiscal  quarter of the year ending June 30,
2000,  the Company  engaged an  investment-banking  firm and commenced a Private
Placement  offering.  The  offering  was for a minimum  of  666,667  units and a maximum  of  1,833,333  units  with  each  unit  consisting  of one share of the
Company's  common stock, at a price of $3.00 per unit, and a warrant to purchase one-half  share of the  Company's  common  stock at $4.00 per  share.  The first
666,667  units were  offered on a `best  efforts,  all or none'  basis,  and the remaining  1,166,666  units on a best efforts  basis.  The minimum  subscription called for a purchase of 10,000 units. The investment  banking firm, in addition to its  commission and expenses,  received  82,071  warrants to purchase  common stock and 250, 000  investment-banking  warrants to purchase one share of common stock at $4.00 per share.  Any unexercised  warrants are callable by the Company when the quoted  market  price for its common  stock  closes for 20  consecutive business  days at prices  ranging  from $5.50 to $7.00 per share,  at $0.001 per warrant.  The Company had agreed as part of the  offering to register  the newly sold shares with the  Securities and Exchange  Commission  within 60 days of the offering's  completion.  The  Company  filed with the  Securities  and  Exchange
Commission a  registration  of the shares of common stock on April 10, 2000. The
Company sold 1,875,494  units and received  gross proceeds of $5,626,434.  After deduction  of the  investment-banking  fees of  $488,785  and  fees of  $181,963 associated with the SEC registration,  the Company received net cash proceeds of
$4,955,686.  The total units sold in the  offering  of  1,875,494  exceeded  the maximum  units  offered of 1,833,333 by 42,161 units or 2.30%.  This resulted in additional  dilution  of 0.83% over that which they would have  experienced  had only the maximum units been sold.

Effective March 31, 1998, the Company issued 1,850,000 shares of its common stock in exchange for all of the outstanding shares of Westbury Alloys, Inc.
This merger was accounted for as a purchase. The value attributed to the shares was $100,000, which was the value of all of the outstanding shares on the books of Westbury Alloys, Inc. Additionally, in accordance with the reverse merger, the Company declared and paid a 1.057142 for one stock dividend on the Company stock outstanding. This resulted in an additional 180,000 shares of stock issued.

In fiscal year 1998, the Company entered into an agreement whereby it issued shares of its common stock through a private placement memorandum. The proceeds of the offering, net of expenses, were $2,334,039 from the issuance of 933,979 shares.

In December 1997, the Company completed a bridge financing agreement in the amount of $700,000, which was used to repay long-term debt and to support operations. In accordance with the terms of the bridge agreement, the debt was converted into shares of the Company's common stock at the time of the reverse merger on March 31, 1998. A total of 233,333 shares of the Company's common stock were issued to the debt holders.

b.  Warrants  - As part of the  bridge  financing  agreement  (discussed  in (a)
above),  the debt holders  received  warrants to purchase  700,000 shares of the common  stock of the  Company  at $2.25 per  share.  These  warrants  expired on
December 19, 1999.  In the fourth  quarter of fiscal  1999,  the Company,  in an attempt to raise  capital,  offered each warrant holder for a limited period the inducement  to convert the warrants  into common  stock at an exercise  price of
$2.00,  which  represented an inducement of $.25 below the exercise price. As of
June 1999,  two warrant  holders  accepted  this offer and  exercised a total of
50,000 warrants, for which the Company recorded an expense of $12,500 related to the inducement. During the first six months of the year ended June 30, 2000, the
Company offered the same inducement to convert  warrants into common stock at an exercise  price of $2.00 per share up until the December 19, 1999 expiry date of the  warrants.  A total of  147,222  warrants  were  exercised  based  upon this inducement.  The  Company  recorded  an  expense  of  $118,661  in fiscal  2000, representing an incremental  increase in the fair value of the warrants based on the Black-Scholes  Model. The inducement charge of $118,661 was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856.  The
Company received net capital proceeds of $294,444 during the year ended June 30,
2000  from the  exercise  of these  warrants.  Prior to the  December  19,  1999 maturity date of the unexercised warrants,  the Company in its attempt to extend the expiry date of the unexercised warrants for the right to purchase 502,778 of common  stock  until  December  14, 2001 at a price of $2.25 per share of common stock,  issued new warrants.  As such, the Company  determined the fair value of the new warrants at the date of the warrant  extension  using the  Black-Scholes
Model and  incurred  a  non-cash  non-recurring  expense  of  $1,118,714  in its consolidated statement of operations for the year ended June 30, 2000.

In conjunction with the Private Placement (as discussed in (a) above), the Company issued warrants to each shareholder for the right to purchase one-half share of the Company's common stock at an exercise price of $4.00 per share. The
Company granted the shareholders and investment-banking firm the right to purchase 1,269,818 shares of common stock upon exercise of their warrants. The warrants issued in conjunction with the Private Placement were granted at an exercise price of $4.00 per share, a value less than the market price of the Company's stock at the time. The Private Placement occurred over a three-month period, during which timeframe the market price of the Company's stock ranged from $4.14 to $4.50 per share. The fair value of the warrants granted in conjunction with the Private Placement was determined using the Black-Scholes
Model to be $2,156,726. This non-cash charge is represented within Warrant paid in capital, which is included within Capital in excess of par value on the Company's balance sheet.

In conjunction with a subordinated note issued in July 1999, the Company granted the lender 90,000 warrants to purchase the Company's stock at an exercise price of $9.00 per share. The warrants may be exercised in July 2000 and expire in July 2002. In November 1999, the Company borrowed an additional $250,000, and issued the lender 3,293 additional warrants. These warrants, which were granted at an exercise price of $9.00 per share, vested immediately and expire in March
2002. The Company, using the Black-Scholes Model, has determined that the fair value of the vested warrant issuance and incurred a non-cash charge of $1,169 for the year ended June 30, 2000. The subordinated note and the additional borrowing of $250,000 were repaid during the period ending March 31, 2000.




In May 2000,  the Company  issued John  Conley,  a director  of the  Company,  a
$1,000,000  promissory  note. The terms of the promissory note include  interest payments  at an annual  interest  rate based on the  commercial  Certificate  of
Deposit  interest  rate.  In  addition,  Mr.  Conley  received  60,000  warrants exercisable at a price of $4.50 per share.  These  warrants  expire in May 2005.
The vesting  rights under the warrants  provide for immediate  vesting of 30,000 warrants  with the balance  becoming  vested in the following  manner:  after an initial  period of six months,  each quarter 5,000 warrants will vest as long as there is an  outstanding  balance  under the  promissory  note  until all of the
30,000  warrants have vested.  If for some reason the promissory  note is repaid
before  the  warrants  become  vested,   the  remaining  unvested  warrants  are
cancelled.  The Company,  using the Black-Scholes Model, has determined that the fair value of the warrant  issuance at the issuance date and incurred a non-cash warrant charge of $8,342 for the year ended June 30, 2000.

In May 2000, the Company granted Stern & Co., a public and investor relations firm, warrants to purchase 20,000 shares of the Company's stock in return for its services. The Company also pays Stern & Co. a monthly fee plus reimburses
Stern & Co. for it's out of pocket expenses.  The warrants vest as follows:  (i)
5,000  warrants vest August 15, 2000;  (ii) 5,000 vest November 15, 2000;  (iii)
5,000 vest February 15, 2001; and (iv) 5,000 vest May 15, 2001. The shares vested above are exercisable at the following prices: (i) 5,000 at $4.50; (ii)
5,000 at $5.50;  (iii)  5,000 at $6.50;  and (iv)  5,000 at $7.50.  In order for
Stern & Co. to exercise its warrants after they are vested, the stock must trade at the above stated exercise prices for a minimum period of 30 days. The warrants mature on May 23, 2003 and if unexercised they are cancelled.

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



            Stock option transactions during the years ended June 30, 2000, 1999, and 1998 are summarized below:


                                                                  Shares            Price Range       Average Price

                 Options outstanding - July 1, 1997                 -                  -                  -
                 Options granted                                   285,000         $ 0.50-$3.00       $ 1.30
                 Options cancelled                                 (17,500)        $       0.50       $ 0.50
                                                              -----------        ---------------      -------

                 Options outstanding - June 30, 1998               267,500         $0.50-$3.00        $ 1.40                      $
                 Options granted                                    52,500         $      3.00        $ 3.00
                 Options cancelled                                  (6,000)        $ 0.50-3.00        $ 2.29
                                                               -----------        --------------     -------

                 Options outstanding - June 30, 1999               314,000         $      3.00        $ 1.67
                                                               ------------        ------------       ------

                 Options granted                                    77,500       $3.00-$4.44          $3.48
                 Options cancelled                                 (61,000)      $0.50-$3.00          $2.59
                 Options exercised                                 (30,000)      $      0.50          $0.50
                                                              -------------     --------------       ---------

                 Options outstanding June 30, 2000                 300,500       $0.50-$4.44          $2.06
                                                              ---------          -------------      ------

                 Options exercisable at June 30, 2000              170,982       $0.50 - $3.00        $1.75
                                                              =============      =============       ===========






















                                                                    Stock                       Stock Options
                                                             Options Outstanding           Outstanding Exercisable
                                                        ------------------------------  -------------------------------
                                                         Weighted Avg.    Weighted                        Weighted
                                                           Remaining       Average                         Average
                      Range of              Number        Contractual     Exercise          Number        Exercise
                   Exercise Prices        Outstanding     Life (yrs.)       Price        Exercisable        Price

                       $0 .50             127,500          7.35             $0.50              85,566       $0 .50
                        $3.00             138,000          8.50             $3.00              85,416        $3.00
                        $4.00              30,000          9.50             $4.00                 -           N/A
                        $4.44               5,000          9.70             $4.44                 -           N/A
                 ===============        =============   =============== ===========     ===============     ========
                                          300,500                                             170,982
                                        =============                                    ===============


            During the year ended June 30, 1998, the Company  originally granted
            285,000 options,  which were exercisable as follows:  (i) 185,000 in equal installments over a three-year period from date of grant; (ii)
            50,000  exercisable  over a two-year period from date of grant;  and
            (iii)  50,000  exercisable  immediately.  Of the options  originally granted  for the  fiscal  year  ended  June  30,  1999,  22,500  are exercisable in equal installments over a three-year period from date of grant,  10,000  are  exercisable  one year from date of grant and
            20,000 were  immediately  exercisable  The  options  granted for the
            fiscal   year  ended  June  30,  2000  are   exercisable   in  equal
            installments  over a three-year  period from the date of grant.  The exercise  price under each  option is the fair  market  value of the
            Company's  stock at the date of grant.  All options expire ten years from the date of  grant.  There are  449,500  shares  available  for future grants.

            The Company  applies APB Opinion No. 25 and related  interpretations
            in  accounting   for  its  stock  option  plans.   Accordingly,   no
            compensation  cost has been  recognized for the fixed portion of its stock option plans.  Had  compensation  cost for the Company's fixed stock options been determined based on fair value at the grant dates
            consistent   with  SFAS  No.  123,   "Accounting   for  Stock  Based
            Compensation  to Employee",  the Company's net loss  attributable to common  shareholders  and net loss per share would have increased to the pro forma amounts indicated below:


                                                         2000                          1999                        1998

                                                     As            Pro                As         Pro           As            Pro
                                                  Reported        Forma           Reported      Forma       Reported        Forma
              Net (loss) attributable to
                 common shareholders             $(1,430,829) $(1,559,440)     $(238,452)    $(316,025)    $(424,441)   $ (502,694)

              Net  (loss) per share -
              Basic and diluted                  $    (0.34)  $    (0.37)      $  (0.07)     $    0.10)    $   (0.20)   $    (0.23)









            The fair  value of each  option  grant is  estimated  on the date of
            grant  using  the  Black-Scholes   option-pricing   model  with  the
            following weighted average assumptions used for grants. The weighted average fair value of options granted during fiscal 2000,  1999, and
            1998 was $1.58, $1.18, and zero, respectively.  The weighted average fair value of all  options  granted  as of June 30,  2000 was $1.28,
            $0.50 as of June 30, 1999 and zero as of June 30, 1998.

                                                             2000          1999      1998

              Dividend yield                                  0%            0%         0%
              Expected volatility                            48%          132%         0%
              Risk-free interest rate                       4.7%         5.78%      5.00%
              Expected option life, in years                  4             4        4-5



13.      COMMITMENTS AND CONTINGENCIES

a. Lease Commitments - The Company has several operating leases consisting of facilities used for its refining operation, offices for its corporate staff, and various automobiles.

            The facility lease for the refinery in New York provides the Company with the option to purchase the property at the end of the lease term, which is in July 2003. The Company has no intention to exercise this purchase option at this time. The corporate staff's office lease provides for no renewal of term or right of purchase.

            Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows:


                 Year Ending June 30

                 2001           $182,511
                 2002            146,327
                 2003             86,906
                 2004             18,081
                                ---------
                                $433,825
                                ========

Rent expense for all operating leases was approximately $101,881, $84,472 and $91,624 for the years ended June 30, 2000, 1999 and 1998, respectively.

b. Letters of Credit - An affiliate of the Company has entered into a letter of credit arrangement with an unrelated third party to provide letters of credit in the amount of $2,600,000 to guarantee the debt to a lender. During fiscal year
1999, the Company paid fees of $21,807 for these letters of credit. Subsequent to June 30, 1999, this letter of credit arrangement and related guarantee was terminated as a result of the Company entering into a new credit agreement with a different lender. No fees were paid during the fiscal 2000 for these letters of credit.

c. Consulting Services - In fiscal 1996, the Company entered into a five-year consulting agreement with a former principal of Westbury Alloys, Inc. for an annual fee of $10,000.








d. Litigation - The Company is subject to litigation in the ordinary course of its business. There are four pending legal proceedings to which the Company and, in one instance, Alloy are parties. Each of the four pending proceedings is in its discovery phase and as a result, management is uncertain of the potential outcome. The following is a detailed description of each of these proceedings:

(i) In May 2000, Metallix Inc. ("Metallix") brought a suit against the Company in relation to the hiring of a former Metallix employee involved in sales. These allegations relate to the employee's violation of a non-compete clause in her employment contract with Metallix and the Company benefiting unfairly by retaining this employee and gaining access to confidential information and consequently taking market share and significant business away from Metallix.
Company's counsel has filed a response on its behalf refuting all these allegations.

(ii) Metallix brought a similar suit against the Company in June 2000 relating to the employment of a former Metallix salesperson by the Company prior to the expiration of his non-compete clause in his employment contract with Metallix.
Company's counsel is in the process of filing a response to these allegations and the Company refutes all claims brought against the Company by Metallix.

(iii) Metallix brought a suit against the Company in May 2000 relating to allegations stemming from a royalty dispute involving the sale of a company involved with silver anodes, tin and tin-lead anodes by Metallix to a third party and the subsequent sale of the company by the third party to the Company.
Metallix alleges that prior to the transfer by the third party to the Company, the Company was aware of the royalty arrangement between Metallix and the third party and should, therefore, continue to pay the royalties to Metallix for the remainder of the term under the royalty arrangement. Company's counsel has filed a response stating that the anode business was not subject to the royalty agreement and, furthermore, the Company assumed no liabilities as a result of this purchase and the royalty payment was essentially the obligation of the third party.

(iv) The Company's subsidiary, Alloy, is involved in a value-added tax dispute in Peru. On February 16, 2000, the Peruvian tax authorities, ("SUNAT") levied a fine of approximately $1.7 million against Alloy stemming from allegations that Alloy was engaged in improperly exporting gold to one of the Company's subsidiaries, Westbury, from late 1996 through early 1998. In addition, SUNAT claims Alloy is liable for approximately $1.5 million in refunds previously paid and interest thereon. Alloy has engaged the services of legal counsel in Lima, Peru, and is vigorously contesting these claims and fines. Based on evidence presently available, management believes, after consultation with counsel that all appropriate tax payments have been made and counsel believes that Alloy should get a favorable ruling from the Tax Court.

 14.     RELATED PARTY TRANSACTIONS

a. An officer of the Company is affiliated with a legal firm, which provides services to the Company. The fees paid the legal firm were $66,896, $55,485 and $67,641 for fiscal years 2000, 1999 and 1998, respectively.

b. A director of the Company is affiliated with a credit corporation, which had provided financing under a revolving credit agreement. Total interest and financing fees paid to the credit corporation in fiscal years 2000, 1999 and 1998 were $ 25,382, $139,250 and zero, respectively.

c. On July 22, 1996, Lawrence Raskin, former president of Westbury New York signed a five-year consulting agreement with the Company to serve as a consultant to the Company in connection with transitional issues and continuing conduct of its business. The Company signed a five-year lease on its 10,200 square foot facilities at 750 Shames Drive, Westbury, New York, with Mr. Raskin.
The term of the lease expires on July 31, 2003. Throughout the term of the lease, the Company has the option to renew the lease at a mutually agreeable rental at least 30 days prior to expiration. In addition, the Company has the option to purchase the existing facility space at the appraised fair market value, although not for less than $1.2 million for the first three years. The
Company does not currently intend to exercise this option.


d. In May 2000, John Conley loaned the Company $1,000,000 for a period of two years. See note 9 for the terms and conditions of the Company's promissory note with John Conley. In addition, Mr. Conley earns a commission, which varies with each transaction, on the Company's sales of silver bullion to a specific customer of the Company. Mr. Conley did not earn any commissions for the year ended June 30, 2000.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

       Selected cash payments and non-cash activities were as follows:

                                                                                    2000             1999            1998

         Cash paid during the year for:
         Interest                                                                $1,001,081        $ 252,443         $ 164,454

         Non-cash investment and financing activities:
         Acquisition of business assets by assuming
           liabilities (See Note 4)                                                 225,000        2,292,578               -
         Purchase of Land and Building:
           Fair value of assets acquired                                                -          $  544,342        $     -
           Cash Paid                                                                    -            (219,342)             -
                                                                              --------------------------------------------------
         Liabilities assumed                                                            -          $ 325,000         $     -
           Capital lease obligations                                                    -             79,500               -
           Loan obligations to finance purchase of vehicles                             -             21,454               -



16.      INDUSTRY SEGMENTS

       The Company operates in three reportable segments, industrial commodities management, industrial products, and metal processing and refining. The
       Industrial Commodities Management segment buys, sells and finances metal for its own account and its customers and offers hedging and risk management services, including spot fixing market pricing and forward contracts to its customers. The Industrial Products segment manufactures and sells customized, value-added precious and base metal products principally to the North American metal finishing and plating industry.
       The Metal Processing and Refining segment reclaims precious and specialty metals' materials through processing and refining services, including the reclamation of platinum group metals from used automotive catalytic converters. The following table presents certain data by business segment. In the table, the income (loss) before provision for income taxes is presented with the precious metal inventories and precious metal content of other inventories stated at current market value:





                                               Industrial                       Metal
                                               Commodities      Industrial     Processing
                                               Management        Products       & Refining      Corporate      Consolidated

        YEAR ENDED JUNE 30, 2000

          Sales to unaffiliated customers      $ 57,487,000     $  26,492,000   $ 15,033,000    $    -           $ 99,012,000
          Transfers between segments             21,000,000                -             -       (21,000,000)            -
                                                -----------     -------------   ------------    ------------     -----------
           Total revenues                      $ 78,487,000    $ 26,492,000   $ 15,033,000      $(21,000,000)    $ 99,012,000
                                               =============    ============   ============     =============    ===========
           Total assets                        $  5,809,000    $  8,583,000   $  4,226,000      $  973,000       $ 19,592,000
                                                 ============    ============    ===========      ==========     ============
           Interest expenses                   $    711,000    $    100,000   $     25,000      $  165,000      $   1,001,000
                                                  ===========     ===========      =========      ==========      ===========
          Depreciation and amortization        $      5,000    $    317,000   $     166,000     $   34,000      $     522,000
                                                   ==========     ===========      =========      ==========      ===========
          Income (loss) before provision       $     (8,000)   $    512,000   $     210,000     $(1,609,000)    $    (895,000)
           for income taxes                        ===========    ==========   =============    ============    =============
          Income tax provisions                $    14,000     $    11,000    $     -           $     4,000     $      29,000
                                                  ===========     ===========       =======      ===========       ==========

        YEAR ENDED JUNE 30, 1999

          Sales to unaffiliated customers        $ 20,224,000     $ 8,908,000    $ 5,338,000      $   -          $ 34,470,000
          Transfers between segments               23,783,000           -              -          (23,783,000)          -

                                               ----------------- --------------   -----------     -----------   ------------
          Total revenues                       $ 44,007,000     $ 8,908,000    $ 5,338,000    $(23,783,000)    $ 34,470,000
                                               ==============   =============  =============  ==============   ============
          Total assets                         $    981,000     $ 4,730,000    $ 2,470,000    $    922,000     $  9,103,000
                                                ===========       ==========     ==========        ========       ==========
          Interest expenses                    $     64,000     $    89,000     $  102,000      $   21,000       $  276,000
                                                 ============    ============   ============    ============     ==========
          Depreciation and amortization          $    2,000      $   33,000     $  122,000      $   10,000       $  167,000
                                                 ============    ============   ============    ============     ==========

        Income (loss) before provision
         for income taxes                        $    2,000     $  (133,000)     $  74,000     $   (42,000)      $  (99,000)
                                                 ============   =============    ===========   =============     ===========

          Income tax provisions                  $   77,000   $      -           $   9,000     $    -            $   86,000
                                                 ============ ===============    ===========        ========     ==========


        YEAR ENDED JUNE 30, 1998

          Sales to unaffiliated customers        $      -      $  1,425,000      $  1,875,000   $       -         $ 3,300,000
          Transfers between segments                    -              -              -                 -               -
                                                   --------       --------          --------       --------         --------
          Total revenues                          $     -      $ 1,425,000        $1,875,000    $       -         $ 3,300,000
                                                 =========     ============       ==========    =========         ===========
          Total assets                           $ 508,000     $   940,000        $  720,000    $ 1,464,000       $ 3,632,000
                                                 =========     ============      ============   ============       ===========
          Interest expenses                      $  4,000      $      -           $  128,000    $      -          $   132,000
                                                 =========     ============      =============   ==========       ============
          Depreciation and amortization          $  1,000      $      -           $   93,000    $                 $    94,000
                                                 ==========    ==========        ============   ===========       ============
          Loss before provision for income
            taxes                                $ (4,000)     $  (151,000)       $ (269,000)   $     -           $ (424,000)
                                                ==========     ============      =============  ===========        ==========
          Income tax provisions                  $    -        $      -           $      -      $     -           $      -
                                                ==========     ============      =============  ===========       ===========






           RECONCLIATION TO CONSOLIDATED STATEMENT OF OPERATIONS

           Year ended June 30, 2000

          (Loss) income before provision for
          income taxes - market value            $      (8,000)    $  512,000     $ 210,000       $ (1,609,000)    $ (895,000)
          Adjustment:  unrefined precious metals
          inventory at cost - (loss) income                 -            -         (506,000)             -           (506,000)
                                                   ---------------  ----------   --------------    ---------------  ----------
          Net (loss) income before provision for
          Income taxes                            $     (8,000)    $  512,000     $(296,000)      $(1,609,000)     $(1,401,000)
                                                  =============    ==========     =========       ============      ==========

          Year ended June 30, 1999

          (Loss) income before provision for
          income taxes - market value             $      2,000     $ (133,000)    $ 74,000        $  (42,000)       $ (99,000)
          Adjustment:  unrefined precious metals
          inventory at cost - (loss) income               -               -        (54,000)              -            (54,000)
                                                    --------------  ----------   --------------    -------------    -----------
          Net (loss) income before provision for
          Income taxes                            $      2,000     $ (133,000)    $ 20,000        $  (42,000)        $(153,000)
                                                   ============    ===========    =========       ===========       ==============


          For the year ended June 30, 1998, no adjustment to loss before provision for income taxes is shown, as the accounting for unrefined inventories approximated the lower of cost or market.



17.      CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk.

         In fiscal 2000, the Company had two customers, which accounted for approximately 7.7% and 5.2% of consolidated revenue. As of June 30, 2000, the accounts receivable balances for these customers were approximately zero and $2,379,134, respectively.






















18.    RESTATEMENT

Subsequent to the issuance of the Company's fiscal 1999  consolidated  financial statements,  management determined that the value of unrefined inventory,  which contains  precious  metals and had  previously  been  recorded at market  value, should be accounted for at the lower of cost or market. As a result,  the fiscal
1999  consolidated   financial   statements  have  been  restated  from  amounts
previously  reported to  appropriately  account for inventory value as described above.  There was no impact to the  consolidated  financial  statements prior to fiscal 1999 as the  accounting  for other  inventories  for those prior  periods approximated the lower of cost or market.  A summary of the significant  effects of the restatement is as follows:


                                                                    As Previously                  As
                                                                       Reported                Restated

                            As of June 30, 1999

             Inventory                                                 $1,076,237              $1,022,479
             Accumulated deficit                                         (711,895)               (765,653)
             Stockholders' equity                                       2,515,003                2,461,245

                    For the Year Ended June 30, 1999

             Cost of refining                                             3,451,001              3,504,759
             Gross profit                                                 3,048,269              2,994,511
             Loss before provision for income taxes                         (98,742)              (152,500)
             Net loss                                                      (184,694)              (238,452)
             Basic and diluted net loss per share                             (0.06)                 (0.07)




19.      SUBSEQUENT EVENTS

      The Company was in default of its Revolving Credit Agreement for the failure to submit annual financial statements to its primary lender within 90 days of its June 30, 2000 fiscal year end. The Company requested a waiver of this covenant violation and the primary lender has provided the Company with a waiver dated March 19, 2001.

      On January 12, 2001, the Company's lender agreed to measure the Company's performance of its financial covenants, which include a cash flow coverage test and debt to net worth test, based on the Company's consolidated financial statements prepared according to generally accepted accounting principles, except for the recordings of its inventories. For purposes of the financial covenant tests, precious metal inventories and the estimated precious metal content of unrefined other inventories will be stated at market value. The Company failed to submit its financial statements to its primary lender within 45 days after the end of the first and second fiscal year 2001 quarterly periods ended September 30, 2000 and December 31, 2000 for which the lender has granted a waiver through April 2, 2001 and April
      9, 2001, respectively. Furthermore, the Company failed to meet its cash flow financial covenant as of the quarter ended September 30, 2000. The
      Company and the lender have agreed to a modification to the loan agreement solely as it relates to quarter ended September 30, 2000, which cures this violation.

      As of February 15, 2001, the Company's stock, which commenced trading on the Bulletin Board in September 1998 under the symbol WMET, was delisted due to the Company's failure to file its financial statements, as required, with the SEC. The Company is now traded under the symbol WMETE on the Pink Sheet Bulletin Board.





WESTBURY METALS GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------------

Column A                                 Column B                     Column C             Column D          Column E

                                                                     Additions
                                                           -------------------------------

                                        Balance,           Charged to     Charged to                         Balance,
                                        Beginning of       Cost           Other                              End
                                        Period              and           Accounts         Deductions        Of Period
Description                                                Expenses       - describe       - describe

Year ended June 30, 1998:
Allowance for doubtful accounts          $           -     $           -    $           -    $                 $           -
                                         =============     =============    =============    ===========       =============


Year ended June 30, 1999:
  Allowance for doubtful accounts        $          -        $ 17,000       $           -     $                  $ 17,000
                                         ============        ========       =============     ==========         ========

Year ended June 30, 2000
  Allowance for doubtful accounts        $ 17,000            $537,737       $           -     $(348,094)         $ 206,643
                                           ========            ========       =============     ==========        =========


The Company wrote-off a $348,094 account receivable, which the Company deemed an uncollectable asset.


















                                                     S-1






                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, Westbury Metals Group, Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: March 27, 2001

                          WESTBURY METALS GROUP, INC.


                          By:  /s/ Mandel Sherman
                                 ____________________
                                 Mandel Sherman, President

 Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Name                                           Titles                                            Date


/s/ Mandel Sherman                        President, Chief Executive                            March 27, 2001
_____________________________             Officer and Director
Mandel Sherman

/s/ Michael A. O'Hanlon
_____________________________             Director                                              March 27, 2001
Michael A. O'Hanlon

/s/ Michael Riess
_____________________________             Director                                              March 27, 2001
Michael Riess

/s/ John W. Conley
_____________________________             Director                                              March 27, 2001
John W. Conley

/s/ Harry T.J. Roberts
____________________________              Director                                              March 27, 2001
Harry T.J. Roberts

/s/ Mark R. Buckley
____________________________             Chief Financial Officer                                March 27, 2001
Mark R. Buckley                           & Chief Accounting Officer


