Form 10-Q
period 2000-09-30
WESTBURY METALS GROUP INC
filed 2001-04-18
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                    Commission file
September 30, 2000                        Number 33-42408-NY

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

Registrant's telephone number, including area code: (516) 997-8333
                                              -----------------------------
              (Former name or address if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As at April 2, 2001, 5,316,695 shares of the issuer's Common Stock, $.001 par value, were outstanding.

                           WESTBURY METALS GROUP, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2000

                                TABLE OF CONTENTS
                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                  Page

         Consolidated Balance Sheets as of September 30, 2000 and June 30,
         2000..............................                                                     1
         Consolidated Statements of
         Operations for the Three Months Ended September 30, 2000
         and 1999...............................................................................2
         Consolidated Statements of Cash Flows for the three months ended
         September 30, 2000 and 1999...                                                         3
         Notes to Consolidated Financial Statements............................................4-13


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................................14-17





                           PART II - OTHER INFORMATION


SIGNATURE.......................................................................................18





                              WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER 30,             JUNE 30,
                                                                                         2000                 2000
                                                                                         ----          -      ----
ASSETS

CURRENT ASSETS:
  Cash                                                                                 $   270,650             $ 628,840
  Accounts receivable, net of allowance of $53,986 and $206,643,
  respectively                                                                           6,656,402             8,012,368
  Inventories (Note 4)                                                                   5,904,482             5,391,454
  Prepaid expenses and other current assets                                                386,779               249,763
                                                                              --------------------- ---------------------
           Total current assets                                                         13,218,313            14,282,425


PROPERTY, PLANT AND EQUIPMENT - Net                                                      2,524,126             2,491,142

GOODWILL, Net                                                                            2,523,714             2,552,054

OTHER ASSETS                                                                               228,970               265,939
                                                                              --------------------- ---------------------

TOTAL ASSETS                                                                          $ 18,495,123          $ 19,591,560
                                                                                     ================ =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and income taxes payable                         $  1,930,163          $  2,118,241
  Current portion of long-term debt                                                        183,008               261,055
  Revolving credit loan (Note 6)                                                         4,303,770                     -
  Due to customers                                                                       1,922,279             1,636,048
                                                                                      -------------           -----------
           Total current liabilities                                                     8,339,220             4,015,344
                                                                                      -------------            ---------

REVOLVING CREDIT LOAN (Note 6)                                                                   -             5,868,126
DIRECTOR LOAN (Note 7)                                                                   1,000,000             1,000,000
LONG-TERM DEBT                                                                           1,149,073             1,171,553
                                                                                         ----------            ---------
            Total long term debt                                                         2,149,073             8,039,679
                                                                                         ---------             ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized, 50,000,000 shares;
   5,316,695 shares issued and outstanding                                                   5,317                 5,317
  Capital in excess of par value                                                         9,825,638             9,802,609
  Accumulated  other comprehensive loss                                                    (59,946)              (74,907)
  Accumulated deficit                                                                   (1,764,179)           (2,196,482)
                                                                              --------------------- ---------------------
           Total stockholders' equity                                                    8,006,830             7,536,537
                                                                              --------------------- ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 18,495,123          $ 19,591,560
                                                                              ===========================================
                                   See notes to unaudited consolidated financial statements



                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                2000                      1999
                                                                                       -------------------  ----------------------
REVENUE:
  Precious metal sales .......................................................              $ 30,066,984               $ 17,495,095
  Refining ...................................................................                 5,141,354                  2,216,654
                                                                                            ------------               ------------
           Total revenue .....................................................                35,208,338                19,711,749
                                                                                            ------------               ------------
COST OF SALES:
  Cost of precious metal sales ...............................................                28,781,939                 16,785,709
  Cost of refining                                                                             4,184,622                  1,924,919
                                                                                            ------------               ------------
           Total cost of sales                                                                32,966,561                 18,710,628
                                                                                            ------------               ------------
GROSS PROFIT                                                                                   2,241,777                  1,001,121
                                                                                            ------------               ------------
OPERATING EXPENSES:
  Selling, general and administrative expenses ...............................                 1,225,878                    893,693
  Depreciation and amortization ..............................................                   185,991                    113,614
                                                                                            ------------               ------------
           Total operating expenses ..........................................                 1,411,869                  1,007,307
                                                                                            ------------               ------------

INCOME (LOSS) FROM OPERATIONS                                                                    829,908                     (6,186)
                                                                                             ------------               ------------

OTHER EXPENSES (INCOME):
  Interest expense ...........................................................                   341,446                    231,364
  Interest income                                                                                 (6,116)                    (1,252)
  Non-cash warrant charge                                                                         23,029                     40,928
                                                                                            ------------                ------------
           Total other expenses ..............................................                   358,359                    271,040
                                                                                            ------------               ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ..............................                   471,549                   (277,226)
PROVISION FOR INCOME TAXES ...................................................                    39,247                       --
                                                                                            ------------               ------------

NET INCOME (LOSS) ............................................................              $    432,302               $   (277,226)
                                                                                            ============               ============
NET INCOME (LOSS)  PER SHARE - Basic .........................................              $       0.08               $      (0.09)
                                                                                            ============               ============
NET INCOME (LOSS) PER SHARE - Diluted ........................................              $       0.08               $      (0.09)
                                                                                            ============               ============
WEIGHTED AVERAGE NUMBER OF SHARES  OUTSTANDING;
            Basic ............................................................                 5,316,695                  3,257,586
                                                                                            ============               ============

           Diluted ...........................................................                 5,414,195                  3,257,586
                                                                                            ============               ============
                     See notes to unaudited consolidated financial statements




                              WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                       2000                 1999
                                                                             ------------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $ 432,302           $ (277,226)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                                       185,991               113,614
    Warrant charge                                                                       23,029                40,928
    Changes in assets and liabilities:
       Inventories                                                                    (513,027)           (1,354,782)
       Accounts receivable                                                           1,355,966              (257,079)
       Prepaid expenses and other current assets                                      (137,017)             (230,858)
       Other non-current assets                                                         36,968              (141,563)
       Due to customers                                                                286,230            (1,046,193)
       Accounts payable and accrued expenses                                          (187,206)            1,008,128
                                                                             ------------------- ---------------------

           Net cash provided by (used in) operating activities                        1,483,236           (2,145,031)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Equipment additions                                                                  (176,544)             (61,208)
                                                                                 ------------        --------------------
                   Net cash used in investing activities                               (176,544)             (61,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder                                    -           (1,192,578)
  Proceeds from issuance of subordinated debt                                                 -            2,000,000
  Net (pay down on) proceeds from credit line                                       (1,564,355)              307,841
  Repayment of long-term debt                                                         (100,527)              (46,085)
  Proceeds from stock warrants exercised                                                      -               20,000
                                                                             ------------------- ---------------------
           Net cash (used in) provided by financing activities                     (1,664,882)             1,089,178
                                                                             ------------------- ---------------------
NET  DECREASE IN CASH                                                                 (358,190)           (1,117,061)

BEGINNING CASH BALANCE                                                                  628,840             1,242,230
                                                                             ------------------- ---------------------

ENDING CASH BALANCE                                                                 $   270,650           $   125,169
                                                                             =================== =====================

Supplemental cash flow information:
  Cash paid for interest expense                                                    $   330,352           $   215,660
                                                                             ====================  ===================

                                       See notes to unaudited consolidated financial statements




NOTE 1- GENERAL

The accompanying unaudited consolidated financial statements as of and for the three months ended September 30, 2000 and 1999, include the accounts of Westbury
Metals Group, Inc. ("WMG") five subsidiaries,  which are Westbury Alloys,  Inc.,
Alloy Trading S.A., Reliable-West Tech, Inc., Westbury International,  Inc., and
Westbury Realty Management Corp., (collectively, the "Company"). The Company was formed, initially as Rosecap, Inc., on March 31, 1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys, Inc. On June 18, 1998, the
Company's name was changed to Westbury Metals Group, Inc. from Rosecap, Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three month periods ended September 30, 2000 and 1999, the financial position at September 30, 2000 and the cash flows for the three month periods ended September 30, 2000 and 1999, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's
Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the U.S. Securities and Exchange Commission.

The interim financial results are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative & hedging activities - in June 1998, the Financial Accounting
Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by statements 137 and 138, in June
1999 and June 2000, respectively ("SFAS 133"). Effective for the quarter beginning July 1, 2000, the Company adopted this Statement.

This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement 133, as amended on June 1999 and June 2000, did not result in a material transition adjustment.

NOTE 3 - ACQUISITION

On March 31, 2000, the Company entered into a purchase and sale agreement with Southwestern Services, Inc. ("SPM") to acquire selected assets of SPM related to its silver product line for a purchase price of $1.3 million, plus the value of accounts receivable on the closing date. On April 21, 2000, the Company finalized its purchase and sale agreement and paid the former owners of SPM a total of $2,651,879, which included the payment for the selected assets and the sum of $1,351,879 paid for accounts receivable. After the acquisition of SPM, the Company merged the operations of SPM into RWT, which prior to the SPM acquisition was comprised of the merged operations of West-Tech, Inc. and Reliable Corp. ("Reliable"). The Company paid the seller $2,426,879 in cash and issued a promissory note in the amount of $225,000, which bears interest at an annual rate of 8% and is payable over 8 years. The purchase price exceeded the fair value of net assets by $1,250,000, which was recorded as goodwill. The goodwill is being amortized on a straight-line basis over 20 years.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SPM had occurred as of July 1, 1999:

                                                                    Three Months Ended
                                                                       September 30,
                                                                          1999

         Total revenue                                                 $ 23,278,059
                                                                       ============

         Net loss                                                       $  (161,831)
                                                                        ============
         Net loss per share
              Basic and Diluted                                          $    (0.05)
                                                                        ============

The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the date indicated or of future operations of the combined companies under the ownership and management of the Company.

NOTE 4 - INVENTORIES

Precious metal inventories are stated at market value. Other inventories, including unrefined precious metals, are stated at the lower of cost or market.
As of September 30, 2000, the Company's precious metal inventories at market value totaled $2,968,756 and other inventories at the lower of cost or market totaled $2,935,726. The estimated aggregate market value of precious metal inventories and other inventories at September 30, 2000, after all processing of inventories has been completed, was $6,303,743.

Consistent with industry practice, some of the Company's gold, platinum, palladium and silver requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned precious metals remains with the consignor. The values of consigned precious metals held by the Company are not included in the Company's balance sheet. On September 30, 2000, the Company held $7,723,005 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 5 -DERIVATIVES

The Company manufactures and sells industrial products, which use silver as its primary raw material. In conjunction with its metal processing and refining segment, the Company processes numerous forms of scrap, which contain silver, gold, platinum, palladium and by-products. This business segment also recovers and sells platinum, palladium and rhodium from used automotive catalytic converters. In order to manage its commodities price risk and to reduce the impact of price fluctuations, the Company has arranged with its bank a consignment of precious metals and it also uses derivative commodity instruments to hedge its precious metals. The derivative instruments consist of forward and futures contracts, which generally have a contract term of 15 to 180 days. The value of the Company's forward and futures positions as of September 30, 2000 was $797,120.

As of September 30, 2000, the Company had sold or purchased the following futures or forward contracts:

        Derivative Instrument             Precious Metal             Ounces           Average Price
        ---------------------             --------------             ------           -------------
        Forward - purchase                Silver                    50,000           $       4.89
        Futures - purchase                Gold                         400           $     277.80
        Futures - sale                    Platinum                     800           $     552.00

For the periods ended September 30, 2000 and 1999, the Company incurred unrealized losses of $20,200 and $3,775, respectively, related to its futures and forward derivative contracts, which it expensed through earnings, as these contracts did not qualify for hedge accounting, as defined by SFAS 133.

NOTE 6 - REVOLVING CREDIT AGREEMENT

In July 1999, RWT, International and Westbury (the "Co-borrowers") entered into a two-year revolving credit agreement with a bank under which it may borrow up to $12,000,000. On May 10, 2000, the Company signed an amendment to its two-year revolving credit agreement, which increased the amount the Company may borrow from $12,000,000 to $13,000,000. All other terms and conditions remained the same. As of September 30, 2000 the Company had total borrowings of $12,026,776, which included $7,723,005 of consigned precious metals and $4,303,771 of dollar borrowings. Interest on the consignment of precious metals accrues at the gold cost of funds rate plus 2.50%. Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5% (Prime rate was 9.50% at September 30, 2000). Consignments of precious metals are limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivables. The facility is collateralized by the assets of the Co-borrowers, and guaranteed by WMG. The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The agreement requires the Company to meet a minimum cash flow test and minimum debt to net worth. The lender also requires the Company to submit its quarterly financial statements within 45 days of the end of the quarter. The Company was in default of its cash flow test at September 30, 2000 and it failed to submit its financial statements within 45 days of the end of the quarter. See note 14 for further information.

NOTE 7 - DIRECTOR LOAN

 In May 2000, the Company issued John Conley, a director of the Company, a $1,000,000 promissory note. The terms of the promissory note include interest at an interest rate based on the commercial certificate of deposit interest rate and, in addition, the payment of commissions on bullion sales to a specific customer. In addition, Mr. Conley received warrants with a five-year maturity for the right to purchase 60,000 shares of the Company's common stock at an exercise price of $4.50 per share. The warrants have a two tier-vesting schedule: 30,000 vests immediately and the balance of 30,000 vests 5,000 per quarter after an initial period of six months (see note 11). The 30,000 unvested warrants will take six quarters to become fully vested. In the event the promissory note is repaid in full prior to the vesting of these warrants, the warrants unvested will be cancelled. The principal is due at the promissory note's maturity in May 2002.

NOTE 8 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income (loss) per common share is as follows:


                                                             Three Months  Ended
                                                                September 30,
                                                                2000            1999
                                                                ----            ----
Net income (loss)  (numerator for basic and
diluted net income (loss) per common share)                $   432,302      $ (277,226)
                                                            ---------         ------------
Weighted average common shares
(denominator for basic net income (loss)
per common share)                                            5,316,695       3,257,586

Effect of dilutive securities:
Employee stock options                                          97,500          -
                                                              --------        -----------

Weighted average common and potential common
shares outstanding (denominator
 for diluted income (loss) per common share)                 5,414,195       3,257,586
                                                              ----------     ----------
Net income (loss) per common share-basic                     $    0.08      $    (0.09)
                                                              -----------   ------------
Net income (loss)  per common share-diluted                  $    0.08      $    (0.09)
                                                             ------------   ------------

Potential common shares are not included for the quarter ended September 30, 1999 because they would be anti-dilutive.

NOTE 9 - INDUSTRY SEGMENTS

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



                                           Industrial
                                           Commodities    Industrial    Metal Processing
                                           Management      Products      & Refining       Corporate      Consolidated
                                           -----------    ----------     -------------    ---------      ------------
Three months ended September 30, 2000

  Sales to unaffiliated customers          $ 20,556,844    $ 9,510,140    $  5,141,354   $   -           $ 35,208,338

  Transfers between segments                $ 8,822,911          -               -       $ (8,822,911)            -
                                          ------------    -------------     ---------   --------------     ----------
  Total revenues                           $ 29,379,755    $ 9,510,140    $  5,141,354  $ (8,822,911)     $35,208,338
                                          =============    ===========    ============  ==============    ============

  Total Assets                             $  7,320,541    $8,211,128     $ 1,954,684   $  1,008,770      $18,495,123
                                              =========     ==========      ==========     ===========     ==========
  Interest expense                            $  49,993    $  142,603     $   138,157     $   10,693      $   341,446
                                              =========     ==========     ===========      ==========      ===========
  Depreciation and amortization               $  21,369    $  102,778     $    52,584     $    9,260      $   185,991
                                              =========    =========        ==========      ==========      ===========
  Income (loss) before provision for
    income taxes                              $ 160,476    $ 124,927      $   233,093     $ (153,353)      $  365,143
                                             ==========    =========      ==========      ============     ============


                                           Industrial
                                           Commodities    Industrial    Metal Processing
                                           Management      Products      & Refining       Corporate      Consolidated
                                          ------------    ----------    ---------------   ---------     -------------
Three months ended September 30, 1999

 Sales to unaffiliated customers          $ 12,397,164   $ 5,097,931    $  2,216,654    $  -             $ 19,711,749

 Transfers between segments                $ 5,764,307        -               -         $ (5,764,307)         -
                                          ------------- ------------     -----------    -------------      ----------
 Total revenues                           $ 18,161,471   $ 5,097,931    $  2,216,654   $ (5,764,307)     $ 19,711,749
                                          ============   ============    ===========    ============     ============

 Total assets                             $  2,815,689   $ 4,430,155    $  1,617,224    $ 1,067,490      $ 9,930,558
                                          ============  ============    ============    ============     ============
  Interest expense                        $     72,364   $    62,155    $     15,253    $    81,592      $   231,364
                                          ============  ===========      ===========     ============     ===========
  Depreciation and amortization           $        504   $   66,381     $     38,977    $     7,752      $   113,614
                                          ===========    ============   ============    ============      ===========
  Income (loss) before provision for
    income taxes                          $    (26,482)  $   86,935     $    115,688    $  (260,476)     $   (84,335)
                                            ============  ===========   ============    ============     ============

RECONCILIATION TO CONSOLIDATED STATEMENT OF OPERATIONS:

For the three months ended September 30, 2000, precious metals are stated at market value and the market value of other inventories was lower than cost, therefore no reconciliation between market value and lower of cost or market is presented.

Three months ended September 30, 2000

Income (loss) before provision for        $   160,476      $124,927      $  233,093    $  (153,353)     $  365,143
 income taxes - market value basis
Net adjustment of unrefined precious
metals from market basis to cost basis
 of accounting                            $   -            $   -         $  106,406    $       -        $  106,406
                                           -----------   -----------      -----------   -----------     -----------
Net income (loss)                         $  160,476       $124,927      $  339,499    $  (153,353)     $  471,549
                                           =========       =========       ========      ===========     ===========

Three months ended September 30, 1999

(Loss) income before provision for
income taxes - market value basis         $  (26,482)      $ 86,935      $  115,688    $  (260,476)     $  (84,335)
Net adjustment of unrefined precious
metals from market basis to cost basis
of accounting                             $     -          $   -         $ (192,891)   $      -         $ (192,891)
                                           -----------      ---------    -----------      -----------     -----------
Net (loss) income                         $  (26,482)      $ 86,935      $  (77,203)   $  (260,476)     $ (277,226)
                                           ===========      =======       ==========     ===========     ===========



NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Changes in stockholders' equity and comprehensive income (loss) during the three months ended September 30, 2000 and 1999:

                                                     2000                    1999
                                                     ----                    ----
Net income (loss)                               $   432,302           $  ( 277,226)
Foreign currency translation adjustment              14,961                 (7,597)
                                           ----------------          --------------
Total comprehensive income (loss)               $   447,263           $   (284,823)
                                            ==============            =============

NOTE 11 - WARRANTS

In conjunction with a subordinated note issued in July 1999, the Company granted the lender 90,000 warrants to purchase the Company's stock at an exercise price of $9.00 per share. The warrants may be exercised in July 2000 and expire in July 2002. In November 1999, the Company borrowed an additional $250,000, and issued the lender 3,293 additional warrants. The subordinated note and the additional borrowing of $250,000 were repaid during the period ending March 31, 2000. These warrants, which were granted at an exercise price of $9.00 per share, vested immediately and expire in March 2002. The Company, using the Black-Scholes Model, has determined that the fair value of the July 1999 warrant issuance and incurred a non-cash charge of $19,034 for the period ended
September 30, 2000.

In May 2000, the Company granted Stern & Co., a public and investor relations firm, warrants to purchase 20,000 shares of the Company's stock in return for its services. The Company also pays Stern & Co. a monthly fee plus reimburses
Stern & Co. for it's out of pocket expenses.  The warrants vest as follows:  (i)
5,000  warrants vest August 15, 2000;  (ii) 5,000 vest November 15, 2000;  (iii)
5,000 vest February 15, 2001; and (iv) 5,000 vest May 15, 2001. The shares vested above are exercisable at the following prices: (i) 5,000 at $4.50; (ii)
5,000 at $5.50;  (iii)  5,000 at $6.50;  and (iv)  5,000 at $7.50.  In order for
Stern & Co. to exercise its warrants after they are vested, the stock must trade at the above stated exercise prices for a minimum period of 30 days. The warrants mature on May 23, 2003 and if unexercised they are cancelled. The
Company, using the Black-Scholes Model, has determined that the fair value of the vested warrants and incurred a non-cash warrant charge of $3,995 for the period ended September 30, 2000.

NOTE 12 - LITIGATION

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

(iv) The Company's subsidiary, Alloy, is involved in a value-added tax dispute in Peru. On February 16, 2000, the Peruvian tax authorities, ("SUNAT") levied a fine of approximately $1.7 million against Alloy stemming from allegations that Alloy was engaged in improperly exporting gold to one of the Company's subsidiaries, Westbury, from late 1996 through early 1998. In addition, SUNAT claims Alloy is liable for approximately $1.5 million in refunds previously paid and interest thereon. Alloy has engaged the services of legal counsel in Lima, Peru, and is vigorously contesting these claims and fines. Based on evidence presently available, management believes, after consultation with counsel that all appropriate tax payments have been made and that Alloy should get a favorable ruling from the Tax Court.

NOTE 13 - COMMITMENTS & CONTINGENCIES

On March 30, 2001, the Company entered into a purchase and sales agreement to sell its land and building located at 900 Shames Drive, Westbury, New York. The sale is conditioned upon a satisfactory environmental test of the property to include the its sub-surfaces and the buyer obtaining satisfactory financing. The operations conducted in this facility are in the process of being moved to Waterbury, Connecticut, where the Company has recently leased a 19,500 square foot facility.

NOTE 14 - Subsequent Events

The Company commenced trading on the Bulletin Board in September 1998 under the symbol WMET.OB. On February 15, 2001 the Company's stock ceased trading on the Bulletin Board due to the Company's continuing failure to file its financial statements with the U.S. Securities and Exchange Commission. The Company's stock is now traded under the symbol WMETE on the Pink Sheet Bulletin Board.

On January 12, 2001, the Company's lender agreed to measure the Company's performance of its financial covenants, which include a cash flow coverage test and debt to net worth test, based on the Company's consolidated financial statements prepared according to accounting principles generally accepted in the United States of America, except for the recordings of its inventories. For purposes of the financial covenant tests, precious metal inventories and the estimated precious metal content of unrefined other inventories will be stated at market value. The Company failed to submit its financial statements to its primary lender within 45 days after the end of the first and second fiscal year
2001 quarterly periods ended September 30, 2000 and December 31, 2000 for which the lender has granted a waiver through April 2, 2001 and April 9, 2001, respectively. Furthermore, the Company failed to meet its cash flow financial covenant as of the quarter ended September 30, 2000. The Company and the lender have agreed to a modification to the loan agreement solely as it relates to quarter ended September 30, 2000, which cures this violation.

The Company has subsequently complied with the lender's waiver by submitting its first and second quarter financial statements to them.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in the
U. S. Securities and Exchange Commission ("SEC") filings and otherwise. The
Company cautions readers that results predicted by forward-looking Statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified in this Form 10-Q and as may be identified from time to time in the Company's future filings with the SEC.

General

Through its subsidiaries, the Company operates in three inter-related areas of the precious metals business:

Industrial Products -- The Company manufactures and sells customized, value-added precious and base metal products principally to the North American metal finishing and plating industry.

Metal Processing & Refining -- The Company reclaims precious and specialty metal materials through processing and refining services, including the reclamation of platinum group metals from used automotive catalytic converters.

Industrial Commodities Management -- The Company buys, sells and finances metal for its own account and its customers and offers hedging and risk management services, including spot fixing market pricing and forward contracts to its customers.

Results of Operations

         The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Consolidated Statements of Operations for the
indicated three-month periods ended September 30:
                           2000        1999
                           ----        ----
Revenues:
Precious metal sales       85.4%       88.8%
Refining                   14.6        11.2
                           -----     -------
Total Revenues            100.0%      100.0%
                          ------      ------

         The net income (loss) for the three months ended September 30, 2000 and September 30, 1999 was $432,302 and $(277,226), respectively. The net income
(loss) per diluted share for the three months ended September 30, 2000 and September 30, 1999 was $0.08 and ($0.09), respectively.

Comparison of Three Months Ended September 30, 2000 versus Three Months Ended September 30, 1999

         Revenues were $35,208,338 for three months ended September 30, 2000 compared to $19,711,749 for three months ended September 30, 1999. Of the total increase, $12,571,889 related to the Industrial Products and Industrial Commodities Management segments, while $2,924,700 related to Metal Processing & Refining segment. The increases at the Industrial Products and Industrial Commodities Management segments are directly related to the Company's financing arrangement with the bank, cross-selling products and services to the other segment's customers, and the acquisitions of Reliable and SPM.

         Through the diversification of the refining area, greater efficiencies in the catalytic converter operations, and expansion of the Company's network of used automotive catalytic converter collectors the Metal Processing & Refining segment revenues increased $2,924,700 or 131.9% from $2,216,654 for three months ended September 30, 1999 to $5,141,354 for the three months ended September 30, 2000.

         West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable in June 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the Industrial Products segment. In April 2000 the Company acquired SPM and also merged its operations into the Industrial Products segment. For the three months ended September 30, 2000, the Industrial Products segment recorded gross revenues of $9,510,140 compared to revenues of $5,097,931 for the period ended September 30, 1999. The revenues relate to precious metal sales to industrial end users. Combined sales of the Industrial Products and Industrial Commodities Management segments were $28,653,396 for the three months ended September 30, 2000 compared to $17,495,095 for the three months ended September 30, 1999, resulting in an increase of $11,158,301.

         Cost of precious metal sales were $28,781,939 or 95.7% of sales for three months ended September 30, 2000 compared to $16,785,709 or 95.9% of sales for three months ended September 30, 1999. This decrease of 0.2% in cost of sales is due to a modest change in the product mix of precious metal sales, which include more sales of higher margin Industrial Products sales versus the Industrial Commodities Management segment sales. The Industrial Commodities Management segment sales are generally lower margin transactions.

         Cost of refining revenues were $4,184,622 or 81.4% of refining fees for three months ended September 30, 2000 compared to $1,924,919 or 86.8% of refining fees for three months ended September 30, 1999. This decrease of 5.4% in cost of refining is primarily due to the increased sales of precious metals recovered from used automotive catalytic converters, which is a higher margin activity.

         Selling, general and administrative expenses increased by $332,185 or 37.2%, from $893,693 for the three months ended September 30, 1999 to $1,225,878 for the three months ended September 30, 2000. This increase is the result of new employees hired at the sales and operations levels to facilitate the expansion of sales in both the Industrial Products and Metal Processing & Refining segments.

         Depreciation and amortization expense was $185,991 for the three months ended September 30, 2000 compared to $113,614 for the three months ended September 30, 1999. This increase of $72,377, or 63.7%, was mainly due to the amortization of goodwill from the acquisition of SPM.

         Interest expense was $341,446 for the three months ended September 30, 2000 compared to $231,364 for the three months ended September 30, 1999. The increase of $110,082 or 47.6% was primarily due to the Company's full usage of its credit facility with a bank in order to finance overall sales growth. The Company also incurred higher debt service costs due to the acquisitions of Reliable and SPM.

       For the periods ended September 30, 2000 and 1999, the Company incurred non-cash charges of $23,029 and $40,928, respectively. The non-cash charge of $23,029 for the period ended September 30, 2000 related to the warrants issued in conjunction with a subordinated loan, which originated in July 1999 and was repaid in March 2000, and the services provided by the public relations firm, Stern & Co. (see Note 11). An inducement was offered to warrant holders during the period July 1999 through December 1999, and it resulted in the exercise of 147,222 shares of common stock. The Company incurred a warrant inducement charge of $59,331, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model, for the period ended September 30, 1999. The warrant inducement charge was a cash expense of $18,403 and a non-cash expense of $40,928.

Liquidity, Capital Resources and Other Financial Data

Operating activities

         Net cash provided by operating activities was $1,483,236 for the three months ended September 30, 2000 compared to net cash used of ($2,145,031) for the three months ended September 30, 1999, which represents a decrease of $3,628,267. The cash provided by operating activities primarily related to a decrease in accounts receivable of $1,355,966, an increase in due to customers of $286,230, and an operating profit of $432,302.

Investing activities

         Net cash used in investing activities for the three months ended September 30, 2000 was $176,544 and primarily included the acquisition of equipment for the refinery in order to process used automotive catalytic converters.

         Net cash used in investing activities for the three months ended September 30, 1999 was $61,208, which was principally for refining equipment.

Financing activities

         For the three months ended September 30, 1999 the net cash used by financing activities is $1,664,882. It was primarily the repayments of the revolving credit facility in the amount of $1,564,355 and long-term debt of $100,527.

       Net cash provided by financing activities of $1,089,178 for the three months ended September 30, 1999 is primarily due to proceeds received under the new revolving credit agreement, which commenced in July 1999, as well as from the issuance of a note for $2,000,000 in subordinated debt. This was primarily offset by the repayment of the note payable to the former Reliable shareholder in the amount of $1,192,578. During the three months ended September 30, 1999, the Company issued 10,000 shares of common stock to warrant holders at an exercise price of $2.00 per share for net proceeds of $20,000.

         The Company had been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Precious metals inventories are stated at market value. Other inventories, including unrefined precious metal inventories, are stated at lower of cost or market. On July 13 1999, the Company negotiated with a bank a new revolving credit agreement, which included a precious metal consignment facility. The Company may now borrow on consignment and fund its gold, platinum, and palladium and silver requirements. Title to the consigned precious metals remains with the consignor. The value of consigned gold, platinum, palladium and silver that the Company holds is not included in its inventory and there is no related liability recorded. At September 30, 1999 and September 30, 2000 the Company held $5,016,517 and $7,723,005, respectively, of precious metal under the consignment agreement with a bank for which it is charged a consignment fee based on current market rates. Price fluctuations in the precious metals markets may result in an interruption of the Company's gold, platinum, palladium and silver supplies and use of the precious metals consignment facility.

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

          Prior to the period ended September 30, 2000, the Company has incurred losses, and therefore has not generated sufficient cash flow to fund its overall expansion and growth plans. In order to continue its expansion and growth strategy, the Company will need to raise additional capital from either the sale of securities or the restructure of its working capital financing arrangements. There can be no assurances that the Company will be successful in raising additional capital or restructuring its working capital financing agreement. If the Company is unable to raise additional capital or further leverage its assets, then it may have to curtail some of its expansion and growth plans.

Inflation

         The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Forward Looking Statements

         Through its continued efforts to diversify its Metal Processing & Refining segment and expand its activities in Industrial Products segment through acquisitions, management anticipates higher profits for the fiscal year ended June 30, 2001, although there can be no assurances that management will continue to be successful in its efforts.

                                    SIGNATURE


         In accordance with the requirements of the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            WESTBURY METALS GROUP, INC.


                                            By:_____________________________
                                                     Mark R. Buckley
                                                     Chief Financial Officer



Date:   April 14, 2001