Form 10-Q
period 2000-12-31
WESTBURY METALS GROUP INC
filed 2001-04-18
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                     Commission file
December 31, 2000                         Number 33-42408-NY

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

Registrant's telephone number, including area code:(516) 997-8333
                   -------------------------------------------
              (Former name or address if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As at April 9, 2001, 5,316,695 shares of the issuer's Common Stock, $.001 par value, were outstanding.

                           WESTBURY METALS GROUP, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2000

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                               Page

   Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000................................... 2
   Consolidated Statements of Operations for the Three and Six Months Ended
     December 31, 2000 and 1999.............................................................................3
   Consolidated Statements of Cash Flows for the Three and Six Months Ended
     December 31, 2000 and 1999.............................................................................4
   Notes to Consolidated Financial Statements...............................................................5-13


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS......................................................................14-20


                           PART II - OTHER INFORMATION


SIGNATURE..................................................................................................21

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                     DECEMBER 31,           JUNE 30,
                                                                                                        2000                2000
                                                                                                          ----                ----
ASSETS

CURRENT ASSETS:
  Cash                                                                                             $  147,552            $   628,840

  Accounts receivable, net of allowance of $118,736 and $206,643,
  respectively                                                                                      5,666,957              8,012,368
  Inventories (Note 4)                                                                              5,037,430              5,391,454
  Prepaid expenses and other current assets                                                           326,939                249,763
                                                                                                  -----------            -----------

           Total current assets                                                                    11,178,878             14,282,425

PROPERTY, PLANT AND EQUIPMENT - Net                                                                 2,663,305              2,491,142

GOODWILL - Net                                                                                      2,485,934              2,552,054

OTHER ASSETS                                                                                          200,409                265,939
                                                                                                  -----------            -----------

TOTAL ASSETS                                                                                     $ 16,528,526         $  $19,591,560
                                                                                                  ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and income taxes payable                                    $ 1,802,960             $ 2,118,241
  Current portion of long-term debt                                                                  189,362                 261,055
  Revolving credit loan (Note 6)                                                                   3,695,420                   --
  Due to customers                                                                                 1,510,255               1,636,048
                                                                                                  -----------            -----------
           Total current liabilities                                                               7,197,997               4,015,344
                                                                                                 -----------             -----------
REVOLVING CREDIT LOAN (Note 6)                                                                      -                      5,868,126
DIRECTOR LOAN  (Note 7)                                                                           1,000,000                1,000,000
LONG-TERM DEBT                                                                                    1,045,544                1,171,553
                                                                                                  -----------            -----------
            Total long term debt                                                                  2,045,544                8,039,679
                                                                                                  -----------            -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized, 50,000,000 shares; 5,316,695
  shares issued and outstanding                                                                       5,317                   5,317
  Capital in excess of par value (Note 11)                                                        9,830,299               9,802,609
  Accumulated other comprehensive loss                                                              (59,946)                (74,907)
  Accumulated deficit                                                                            (2,490,685)             (2,196,482)
                                                                                           --------------------- -------------------

           Total stockholders' equity                                                             7,284,985                7,536,537
                                                                                           --------------------- -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $16,528,526             $ 19,591,560
                                                                                          ===================== ===================

                                        See notes to unaudited consolidated financial statements



                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  DECEMBER 31,                           DECEMBER 31,
                                                       ------------------------------------  -------------------------------------

                                                             2000              1999                2000               1999
                                                             ----              ----                ----               ----



REVENUE:
  Precious metal sales                                 $ 34,388,045      $ 13,583,195          $ 64,455,029     $ 31,078,290
  Refining                                                9,881,980         3,179,855            15,023,334        5,396,509
                                                       ----------------- ------------------  ------------------ ------------------
         Total revenue                                   44,270,025        16,763,050            79,478,363       36,474,799
                                                       ----------------- ------------------  ------------------ ------------------
COST OF SALES:
  Cost of precious metal sales                           33,748,739        13,597,620            62,530,678       30,383,330
  Cost of refining                                        9,146,664         2,212,635            13,331,286        4,137,554
                                                       ----------------- ------------------  ------------------ ------------------
         Total cost of sales                             42,895,403        15,810,255            75,861,964       34,520,884
                                                       ----------------- ------------------  ------------------ ------------------
GROSS PROFIT                                              1,374,622           952,795             3,616,399        1,953,915
                                                       ----------------- ------------------  ------------------ ------------------
OPERATING EXPENSES:
  Selling, general and administrative expenses            1,490,363           934,182             2,716,241        1,827,873
  Depreciation and amortization                             196,369           120,674               382,360          234,288
                                                       ----------------- ------------------  ------------------ ------------------
         Total operating expenses                         1,686,732         1,054,856             3,098,601        2,062,161
                                                       ----------------- ------------------  ------------------ ------------------
(LOSS) INCOME FROM OPERATIONS                              (312,110)         (102,061)              517,798         (108,246)
                                                       ----------------- ------------------  ------------------ ------------------

OTHER EXPENSE (INCOME):
  Interest expense                                          424,690           183,445              766,136          414,809
  Interest income                                           (14,514)               -               (20,630)             -
  Non-cash warrant charge (Note 11)                           4,661         1,159,642               27,690        1,200,570
  Other income                                                 -               (8,053)                 -             (9,304)
                                                       ----------------- ------------------  ------------------ ------------------
         Total other expense (income)                       414,837         1,335,034              773,196        1,606,075
                                                       ----------------- ------------------  ------------------ ------------------
LOSS BEFORE PROVISION FOR
INCOME TAXES                                               (726,947)       (1,437,095)            (255,398)     (1,714,321)
PROVISION FOR INCOME TAXES                                     (442)              -                 38,805               -
                                                       ----------------- ------------------  ------------------ ------------------
NET LOSS                                                $  (726,505)    $  (1,437,095)       $   (294,203)    $ (1,714,321)
                                                       ================= ==================  ================== ==================
NET LOSS PER SHARE
        Basic                                           $     (0.14)    $       (0.42)       $      (0.06)     $     (0.51)
                                                       ================= ==================  ================== ==================
        Diluted                                         $     (0.14)    $       (0.42)       $      (0.06)     $     (0.51)
                                                       ================= ==================  ================== ==================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
         Basic                                            5,316,695         3,415,885           5,316,695        3,335,525
                                                       ================= ==================  ==============     ==================
         Diluted                                          5,316,695         3,415,885           5,316,695        3,335,525
                                                       ================= ==================  =============      =================

            See notes to unaudited consolidated financial statements

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                           DECEMBER 31,

                                                                                          2000              1999
                                                                                          ----              ----



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $   (294,203)  $       (1,714,321)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                                      382,360              234,288
    Warrant charge                                                                      27,690            1,200,570
    Changes in assets and liabilities:
       Inventories                                                                      354,024          (1,758,248)
       Accounts receivable                                                            2,345,411            (114,279)
       Prepaid expenses and other current assets                                        (77,176)           (161,759)
       Other non-current assets                                                          65,530             (71,594)
       Due to customers                                                               (125,793)          (1,003,104)
       Accounts payable, accrued expenses and income taxes payable                    (331,703)             288,242
                                                                             ------------------- ---------------------

           Net cash provided by (used in) operating activities                        2,346,140          (3,100,205)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Equipment additions                                                                 (457,021)            (182,792)
                                                                             ------------------     ----------------

           Net cash used in investing activities                                      (457,021)            (182,792)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder                               -               (1,192,578)
  Proceeds from issuance of subordinated debt                                            -                2,000,000
  Net (pay down on) proceeds from credit line                                         (2,172,706)            34,112
  Repayment of long-term debt                                                           (197,701)          (191,779)
  Repayment of subordinated debt                                                            -              (500,000)
  Proceeds from stock warrants exercised and private placement                              -             3,255,788
                                                                             ------------------- ---------------------

           Net cash (used in) provided by financing activities                       (2,370,407)         3,405,543
                                                                             ------------------- ---------------------

NET (DECREASE) INCREASE IN CASH                                                        (481,288)           122,546


BEGINNING CASH BALANCE                                                                  628,840          1,242,230
                                                                             ------------------- ---------------------
ENDING CASH BALANCE                                                              $      147,552      $   1,364,776
                                                                             =================== =====================

Supplemental cash flow information:
            Cash paid for interest expense                                       $      740,900      $     365,118
                                                                              ========================   ============

                                                 See notes to unaudited consolidated financial statement



NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements,  as of and for the three and six months ended  December 31, 2000 and 1999,  include the accounts of
Westbury  Metals  Group,  Inc.  ("WMG")  five  subsidiaries,  which are Westbury
Alloys,   Inc.,  Alloy  Trading  S.A.,   Reliable-West   Tech,  Inc.,   Westbury
International,  Inc., and Westbury Realty Management Corp.,  (collectively,  the
"Company").  The Company was formed,  initially as Rosecap,  Inc.,  on March 31,
1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys,
Inc. On June 18, 1998, the Company's name was changed to Westbury  Metals Group,
Inc. from Rosecap, Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three- and six-month periods ended December 31, 2000 and 1999, the financial position at December 31, 2000 and the cash flows for the six-month periods ended December 31, 2000 and 1999, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's
Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the U. S. Securities and Exchange Commission.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SPM had occurred as of July 1, 1999:

                                                                    Six Months Ended
                                                                       December 31,
                                                                             1999

         Total revenue                                                 $ 43,607,419
                                                                       ============

         Net loss                                                      $ (1,483,531)
                                                                         ===========
         Net loss per share
         Basic and Diluted                                               $    (0.44)
                                                                        ============

The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the date indicated or of future operations of the combined companies under the ownership and management of the Company.

NOTE 4 - INVENTORIES

Precious metal inventories are stated at market value. Other inventories, including unrefined precious metals, are stated at the lower of cost or market value. As of December 31, 2000, the Company's precious metals inventories at market value totaled $1,583,574 and other inventories at the lower of cost or market totaled $3,453,856. The estimated aggregate market value of precious metal inventories and other inventories at December 31, 2000, after all processing of inventories has been completed, was $6,835,822.

Consistent with industry practice, some of the Company's gold, platinum, palladium and silver requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned precious metals remains with the consignor. The values of consigned precious metals held by the Company are not included in the Company's balance sheets. On December 31, 2000, the Company held $9,106,006 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.

NOTE 5 - DERIVATIVES

The Company manufactures and sells industrial products, which use silver as its primary raw material. In conjunction with its metal processing and refining segment, the Company processes numerous forms of scrap, which contain silver, gold, platinum, palladium and by-products. This business segment also recovers and sells platinum, palladium and rhodium from used automotive catalytic converters. In order to manage its commodities price risk and to reduce the impact of price fluctuations, the Company has arranged with its bank a consignment of precious metals and it also uses derivative commodity instruments to hedge its precious metals. The derivative instruments consist of forward and futures contracts, which generally have a contract term of 15 to 180 days. The value of the Company's forward and futures positions as of December 31, 2000 was $3,697,352.

As of December 31, 2000, the Company had sold or purchased the following futures or forward contracts:

        Derivative Instrument             Precious Metal          Ounces           Average Price
        ---------------------             --------------          ------           -------------
        Forward - purchase                   Silver               716,000          $      4.63
        Forward - sale                       Palladium                409          $    932.75

For the periods ended December 31, 2000 and 1999, the Company incurred unrealized (losses) gains of ($32,091) and $126,972, respectively, related to its futures and forward derivative contracts, which it expensed through earnings, as these contracts did not qualify for hedge accounting, as defined by SFAS 133.

NOTE 6 - REVOLVING CREDIT AGREEMENT

In July 1999, RWT, International and Westbury (the "Co-borrowers") entered into a two-year revolving credit agreement with a bank under which it may borrow up to $12,000,000. On May 10, 2000, the Company signed an amendment to its two-year revolving credit agreement, which increased the amount the Company may borrow from $12,000,000 to $13,000,000. All other terms and conditions remained the same. As of December 31, 2000 the Company had total borrowings of $12,801,426, which included $9,106,006 of consigned precious metals and $3,695,420 of dollar borrowings. Interest on the consignment of precious metals accrues at the gold cost of funds rate plus 2.50%. Interest on the remaining borrowings accrues at the option of the Company at LIBOR plus 2.50% or Prime plus .5% (Prime rate was 9.50% at December 31, 2000). Consignments of precious metals are limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivables. The facility is collateralized by the assets of the Co-borrowers, and guaranteed by WMG. The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The agreement requires the Company to meet a minimum cash flow test and minimum debt to net worth. The lender also requires the Company to submit its quarterly financial statements within 45 days of the end of the quarter. The Company failed to submit its financial statements within 45 days of the end of the quarter ended December 31, 2000. See note 14 for more information.

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

NOTE 8 - NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net loss per common share is as follows:

                                                             Three Months Ended                     Six Months Ended
                                                                December 31,                          December 31,
                                                     ------------------------------------ -------------------------------------
                                                            2000             1999               2000               1999
                                                            ----             ----               ----               ----
Net loss (numerator for basic and diluted
  net loss per common share)                         $  (726,505)         (1,437,095)        (294,203)         $ (1,714,321)
                                                     -----------------------------------  -----------------  -----------------
Weighted average common shares (denominator for
  basic net loss per share)                            5,316,695          3,415,885          5,316,695            3,335,525

Effect of dilutive securities:
  Employee stock options                                  -                    -                  -                     -
                                                       ------------       ------------        ------------      ------------
Weighted average common and potential common
  shares outstanding (denominator for diluted loss
  per common share)                                     5,316,695          3,415,885          5,316,695            3,335,525
                                                        -----------       ----------          ---------          -------------

Net loss per common share - basic                      $   (0.14)         $ (0.42)             $ (0.06)         $     (0.51)
                                                        ----------      ----------             ----------        ------------
Net loss per common share - diluted                    $   (0.14)         $ (0.42)             $ (0.06)         $     (0.51)
                                                       ----------       -----------            ----------        ------------

Potential common shares are not included for the periods ended December 31, 2000 and 1999 because they would be anti-dilutive.

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



                                          Industrial
                                          Commodities     Industrial    Metal Processing
                                          Management       Products      & Refining       Corporate      Consolidated
                                          ----------      ----------    ----------------   --------      ------------
Six months ended December 31, 2000

  Sales to unaffiliated customers       $  46,372,895      $18,082,134    $ 15,023,334      $   -          $ 79,478,363

  Transfers between segments            $  17,404,842      $     -        $     -           $(17,404,842)  $       -
                                        -------------      -------------  -------------     -------------  -------------
        Total revenues                  $  63,777,737      $18,082,134    $15,023,334       $(17,404,842)    79,478,363
                                        =============      ============   ===========       =============    ==========
  Interest expense                      $     104,906      $   338,554    $   301,012       $     21,664   $    766,136
                                        =============      ============   ============      =============    ==========
  Non-cash warrant charge               $       -          $      -       $        -        $     27,690   $     27,690
                                        ============       ===========    ============      ============     ==========
  Total assets                          $   7,030,280      $ 7,413,550    $   992,027       $  1,092,669   $ 16,528,526
                                        =============      ============   ============       ===========   ============
  Depreciation and amortization         $      42,525      $   209,663    $   109,768       $     20,404   $    382,360
                                        =============      ============   ============      ============   ============
  Income (loss) before provision
  for income taxes                      $     152,872      $   212,421    $    752,451      $    (80,417)  $  1,037,327
                                        ==============     ============   ============      =============  ============


                                          Industrial
                                          Commodities     Industrial   Metal Processing
                                          Management       Products      & Refining       Corporate      Consolidated
                                        -------------    ------------- -------------    -------------   -------------
Six months ended December 31, 1999

  Sales to unaffiliated customers          $20,552,553   $ 10,525,737     $ 5,396,509    $    -           $36,474,799
  Transfers between segments               $12,473,381   $     -          $      -       $(12,473,381)    $     -
                                         -------------   ------------     -----------   --------------    -----------
       Total revenues                     $ 33,025,934   $ 10,525,737     $ 5,396,509    $(12,473,381)    $36,474,799
                                           ============ ==============     ===========   =============     ===========
  Interest expense                        $    214,263   $     75,290     $    15,378    $    109,878     $   414,809
                                             ==========    ==========      ==========      ==========      ==========
  Non-cash warrant charge                 $      -       $      -         $      -       $  1,200,570     $ 1,200,570
                                               ========    ===========        ========     ===========     ===========
  Total assets                            $  2,215,962   $  1,122,387     $ 1,507,233    $  6,434,538     $11,280,120
                                              =========  ============      ===========  ==============     ===========
  Depreciation and amortization           $      1,524   $    135,273     $    81,008    $     16,483     $   234,288
                                             ==========     ==========      ==========     ==========       ==========
  Income (loss) before provision for
     income taxes                         $   (870,029)  $    261,342     $   464,760    $ (1,570,394)    $(1,714,321)
                                           ============    ==========     =============   ============     ============


RECONCILIATION TO CONSOLIDATED STATEMENT OF OPERATIONS:

Six months ended December 31, 2000

Income (loss) before provision for
income taxes - market value basis           $  152,872     $ 212,421        $   752,451     $(80,417)       $  1,037,327
Net adjustment of unrefined precious
metals from market basis to cost basis of   $     -         $ -             $(1,292,725)    $  -          $   (1,292,725)
accounting                                  -------------  ----------      --------------  -----------    --------------
Net income (loss)                           $  152,872      $212,421       $   (540,274)    $(80,417)     $     (255,398)
                                            ==========     ==========      =============    ==========     ==============

For the six months ended December 31, 1999, precious metals are stated at market value and the market value of other inventories was lower than cost, therefore no reconciliation between market value and lower of cost or market is presented.
For the six months ended December 31, 1999, no adjustment to the loss before provision for income taxes is shown as the accounting for other inventories approximated the lower of cost or market.


NOTE 10 - COMPREHENSIVE LOSS

Changes in stockholders' equity and other comprehensive loss during the six months ended December 31, 2000 and 1999:
                                                                 2000                    1999
                                                                 ----                    ----
       Net loss                                               $(294,203)           $(1,714,321)
       Foreign currency translation adjustment                   14,961                (12,644)
                                                                 ------              --------
       Total comprehensive loss                               $(279,242)           $(1,726,965)
                                                              ==========           ============

NOTE 11 - WARRANTS

In conjunction with a subordinated note issued in July 1999, the Company granted the lender 90,000 warrants to purchase the Company's stock at an exercise price of $9.00 per share. The warrants may be exercised in July 2000 and expire in July 2002. In November 1999, the Company borrowed an additional $250,000, and issued the lender 3,293 additional warrants. The subordinated note and the additional borrowing of $250,000 were repaid during the period ending March 31, 2000. These warrants, which were granted at an exercise price of $9.00 per share, vested immediately and expire in March 2002. The Company, using the Black-Scholes Model, has determined that the fair value of the July 1999 warrant issuance and incurred a non-cash charge of $19,034 for the three months ended
September 30, 2000.

In May 2000, the Company issued John Conley, a director of the Company, a $1,000,000 promissory note. The terms of the promissory note include interest payments at an annual interest rate based on the commercial Certificate of Deposit interest rate. In addition, Mr. Conley received 60,000 warrants exercisable at a price of $4.50 per share. These warrants expire in May 2005.
The vesting rights under the warrants provide for immediate vesting of 30,000 warrants with the balance becoming vested in the following manner: after an initial period of six months, each quarter 5,000 warrants will vest as long as there is an outstanding balance under the promissory note until all of the 30,000 warrants have vested. If for some reason the promissory note is repaid before the warrants become vested, the remaining unvested warrants are cancelled. During the period ended December 31, 2000, 5,000 warrants vested. The
Company, using the Black-Scholes Model, has determined the fair value of the vested warrants and incurred a non-cash warrant charge of $2,993 for the three months ended December 31, 2000.

In May 2000, the Company granted Stern & Co., a public and investor relations firm, warrants to purchase 20,000 shares of the Company's stock in return for its services. The Company also pays Stern & Co. a monthly fee plus reimburses
Stern & Co. for it's out of pocket expenses. The warrants vest as follows: (i)
5,000 warrants vest August 15, 2000; (ii) 5,000 vest November 15, 2000; (iii)
5,000 vest February 15, 2001; and (iv) 5,000 vest May 15, 2001. The shares vested above are exercisable at the following prices: (i) 5,000 at $4.50; (ii)
5,000 at $5.50; (iii) 5,000 at $6.50; and (iv) 5,000 at $7.50. In order for
Stern & Co. to exercise its warrants after they are vested, the stock must trade at the above stated exercise prices for a minimum period of 30 days. The warrants mature on May 23, 2003 and if unexercised they are cancelled. The
Company, using the Black-Scholes Model, has determined the fair value of the vested warrants and incurred a non-cash warrant charge of $3,995 and $1,668 for the three month periods ended September 30, 2000 and December 31, 2000, respectively.

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

NOTE 13 - COMMITMENTS & CONTINGENCIES

On March 30, 2001, the Company entered into a purchase and sales agreement to sell its land and building located at 900 Shames Drive, Westbury, New York. The sale is conditioned upon a satisfactory environmental test of the property to include the its sub-surfaces and the buyer obtaining satisfactory financing. The operations conducted in this facility are being moved to Waterbury, Connecticut, where the Company has recently leased a 19,500 square foot facility.

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

The Company has subsequently complied with the lender's waiver by submitting its first and second quarter interim financial statements to them.

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

Results of Operations

       The following table sets forth, as a percentage of revenue, certain items appearing in the Company's Statements of Operations for the indicated period:

                                   Three Months Ended                     Six Months Ended
                                       December 31,                          December 31,
                                ---------------------------- -------------------------------------
                                 2000             1999               2000               1999
                                 ----             ----               ----               ----
Revenues:
--------
  Precious metal sales           77.7%             81.0%               81.1%             85.2%
  Refining                       22.3%             19.0%               18.9%             14.8%
                                ------            ------             -------            ------
  Total Revenues                  100%              100%                100%             100%
                                 -----              ----              -------            -----

     The net loss for the three months ended December 31, 2000 and December 31, 1999 was $726,505 and $1,437,095, respectively. The net loss per diluted share for the three months ended December 31, 2000 and December 31, 1999 was $.14 and $.42, respectively.

Three Months Ended December 31, 2000 versus Three Months Ended December 31, 1999

       Revenues were $44,270,025 for three months ended December 31, 2000 compared to $16,763,050 for three months ended December 31, 1999. Of the total increase, $20,804,850 related to the Industrial Products and Industrial Commodities Management segments, while $6,702,125 was related to the Metal Processing and Refining segment. The increased sales in the Industrial Products and Industrial Commodities Management segments are directly related to the financing arrangement with the bank, cross-selling products and services to the other segment's customers, and the acquisitions of Reliable and SPM.

       West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable in June 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the Industrial Products segment. For the three months ended December 31, 2000, the Industrial Products segment recorded gross revenues of $8,571,994 compared to revenues of $5,427,806 for the three months ended December 31, 1999. The Industrial Commodities Management segment, which started business in July 1998, was responsible for an additional $25,816,050 in gross revenues for the three months ended December 31, 2000. The revenues relate to precious metal sales to industrial end users. The combined sales of the Industrial Products and Industrial Commodities Management segments were $34,388,045 for the three months ended December 31, 2000 compared to $13,583,195 for the three months ended December 31, 1999, resulting in an increase of $20,804,850.

       Through the diversification of the refining area, greater efficiencies in the catalytic converter operations, and expansion of the Company's network of used automotive catalytic converter collectors, the Metal Processing and Refining segment revenues for three months ended December 31, 2000 were $9,881,980 compared to $3,179,855 for the three months ended December 31, 1999 for an increase of $6,702,125.

       Cost of precious metal sales were $33,748,739 or 98.1% of sales for three months ended December 31, 2000 compared to $13,597,620 or 100.1% of sales for three months ended December 31, 1999. This 2.0% decrease in cost of sales is due to an increase of sales in the Industrial Commodities Management and Industrial Products segments. Another factor, which contributed to the decrease in the cost of sales, is a modest change in the product mix of precious metal sales, which includes more sales of higher margin Industrial Products sales versus the Industrial Commodities Management segment sales.

       Cost of refining revenues were $9,146,664 or 92.6% of refining fees for three months ended December 31, 2000 compared to $2,212,635 or 69.6% of refining fees for three months ended December 31, 1999. The increase of 23.0% in the cost of refining is primarily due to the increased volume in catalytic converters, which contain the platinum group precious metals. The market prices of these precious metals have risen dramatically during the three months ended December 31, 2000. The Company values these inventories at the lower of cost or market. As a result of rapidly rising market prices for these inventories, the cost of sales of the Metal Processing & Refining segment increased substantially during the three months ended December 31, 2000 as not all of these increases were passed on to the customer.

       Selling, general and administrative expenses increased by $556,181 or 59.5%, from $934,182 for the three months ended December 31, 1999 to $1,490,363 for the three months ended December 31, 2000. This increase is the result of new employees hired at the sales and operations' levels to facilitate the expansion of sales in both the Industrial Products and catalytic converter processing business, which is part of the Metal Processing & Refining segment.

       Depreciation and amortization expense was $196,369 for the three months ended December 31, 2000 compared to $120,674 for the three months ended December 31, 1999. This increase of $75,695, or 62.7%, was principally due to the amortization of goodwill from the acquisition of SPM.

       Interest expense was $424,690 for the three months ended December 31, 2000 compared to $183,445 for the three months ended December 31, 1999. The increase of $241,245 or 131.5% was primarily due to the Company's full usage of its credit facility with a bank in order to finance overall sales growth. The Company also incurred higher debt service costs due to the acquisition of SPM.

       For the three months ended December 31, 2000 and 1999, the Company incurred non-cash charges of $4,661 and $1,159,642, respectively. The non-cash charges of $4,661 for the period ended December 31, 2000 related to the warrants issued in conjunction with a director loan, which originated in May 2000, and also services provided by the public relations firm, Stern & Co. (see Note 11). The Company also incurred non-recurring non-cash charges of $1,159,642 for the three months ended December 31, 1999 related to: (i) the issuance of warrants to third parties, which enabled the third parties to buy the Company's common stock at a price less the market price of the Company's stock and (ii) an inducement by the Company to warrant holders to exercise their warrant rights. On December 14, 1999, new warrants were issued to the Company's former bridge loan holders at an exercise price of $2.25, which was below the market value of Company's common stock, and it resulted in a non-cash charge of $1,118,714. Also, an inducement was offered to warrant holders during the period July 1999 through December 1999, and it resulted in the exercise of 147,222 shares of common stock. The inducement charge was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model. The Company incurred one-half of the $118,661 warrant inducement charge or $59,331 for the three months ended December 31, 1999.

Six Months Ended December 31, 2000 versus the Six Months Ended December 31, 1999

       Revenues were $79,478,363 for the six months ended December 31, 2000 compared to $36,474,799 for the six months ended December 31, 1999. Of the total increase, $33,376,739 related to the Industrial Products and Industrial Commodities Management segments, while $9,626,825 related to the Metal Processing and Refining segment. The increased sales in the Industrial Products and Industrial Commodities Management segments are directly related to the financing arrangement with the bank, cross-selling products and services to the other segment's customers, and the acquisitions of Reliable and SPM.

       West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable in June 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc. ("RWT"), which comprises the industrial products segment. For the six months ended December 31, 2000, the Industrial Products segment recorded gross revenues of $18,082,134 compared to revenues of $10,525,737 for the six months ended December 31, 1999. The Industrial Commodities Management segment, which started business in July 1998, was responsible for an additional $46,372,894 in gross revenues for the six months ended December 31, 2000. The revenues relate to precious metal sales to industrial end users. Combined sales of the Industrial Products and Industrial Commodities Management segments were $64,455,029 for the six months ended December 31, 2000 compared to $31,078,290 for the six months ended December 31, 1999, resulting in an increase of $33,376,739 or 107.4%.

       Through the diversification of the refining area, greater efficiencies in the catalytic converter operations, and expansion of the Company's network of used automotive catalytic converter collectors, the Metal Processing and Refining segment revenues increased $9,626,825 or 178.4% from $5,396,509 for the six months ended December 31, 1999 to$15,023,334 for the six months ended December 31, 2000.

       Cost of precious metal sales were $62,530,678 or 97.0% of sales for the six months ended December 31, 2000 compared to $30,383,330 or 97.8% of sales for the six months ended December 31, 1999. This 0.8% decrease in cost of sales is due to an increase of sales in the Industrial Commodities Management and Industrial Products segments. Another factor, which contributed to the modest decrease in the cost of sales, is a change in the product mix of precious metal sales, which includes more sales of higher margin Industrial Products sales versus the Industrial Commodities Management segment sales.

       Cost of refining revenues were $13,331,286 or 88.7% of refining fees for the six months ended December 31, 2000 compared to $4,137,554 or 76.7% of refining fees for the six months ended December 31, 1999. This increase of 12.0% in cost of refining is primarily due to the increased volume in catalytic converters, which contain the platinum group precious metals. The market prices of these precious metals have risen dramatically during the six months ended December 31, 2000. The Company values these inventories at the lower of cost or market. As a result of rapidly rising market prices for these inventories, the cost of sales of the Metal Processing & Refining segment increased substantially during the three months ended December 31, 2000 as not all of these increases were passed on to the customer.

       Selling, general and administrative expenses increased by $888,368 or 48.6% from $1,827,873 for the six months ended December 31, 1999 to $2,716,241 for the six months ended December 31, 2000. This increase is the result of new employees hired at the sales and operations' levels to facilitate the expansion of sales in both the Industrial Products and catalytic converter processing business, which is part of the Metal Processing & Refining segment.

       Depreciation and amortization expense was $382,360 for the six months ended December 31, 2000 compared to $234,288 for the six months ended December 31, 1999. This increase of $148,072 or 63.2% was principally due to the amortization of goodwill from the acquisition of SPM.

       Interest expense was $766,136 for the six months ended December 31, 2000 compared to $414,809 for the six months ended December 31, 1999. The increase of $351,327 or 84.7% was primarily due to the Company's full usage of its credit facility with a bank in order to finance overall sales growth. The Company also incurred higher debt service costs due to the acquisition of SPM.

       For the six months ended December 31, 2000 and 1999, the Company incurred non-cash charges of $27,690 and $1,200,570 respectively. The non-cash charges of $27,690 for the six months ended December 31, 2000 related to the warrants issued in conjunction with a subordinated loan, which originated in July 1999 and was repaid in March 2000; a director loan, which originated in May 2000; and services provided by the public relations firm, Stern & Co. (see Note 11). The Company also incurred non-recurring non-cash charges of $1,200,570 for the six months ended December 31, 1999 related to: (i) the issuance of warrants to third parties, which enabled the third parties to buy the Company's common stock at a price less the market price of the Company's stock and (ii) an inducement by the Company to warrant holders to exercise their warrant rights. On December 14, 1999, new warrants were issued to the Company's former bridge loan holders at an exercise price of $2.25, which was below the market value of Company's common stock, and it resulted in a non-cash charge of $1,118,714. Also, an inducement was offered to warrant holders during the period July 1999 through December 1999, and it resulted in the exercise of 147,222 shares of common stock. The inducement charge was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model.

Liquidity, Capital Resources and Other Financial Data

Cash flows from Operating activities

       Net cash provided by operating activities was $2,346,140 for the six months ended December 31, 2000 compared to net cash used of ($3,100,205) for the six months ended December 31, 1999, an increase of $5,446,345. Cash provided by operating activities was primarily due to decreases in accounts receivable of $2,345,411 and inventory of $354,024. Partially offsetting the cash provided were operating losses of $294,203, a decrease in accounts payable and accruals of $331,703, and a decrease of $125,793 in due to customers.

Cash flows from Investing activities

       Net cash used in investing activities for the six months ended December 31, 2000 was $457,021 and primarily included: (i) the acquisition of equipment for the refinery in order to process used automotive catalytic converters; (ii) leasehold improvements to the recently leased facility in Waterbury, Connecticut, where the processing of catalytic converters occurs; (iii) leasehold improvements to the Reliable building; and (iv) payment for the Company's new computer equipment and software system.

       Net cash used in investing activities for the six months ended December 31, 1999 was $182,792 and primarily included the acquisition of equipment for the processing of materials from the film industry and coin blanking tools and dies.

Cash flows from Financing activities

       Net cash used in financing activities of $2,370,407 for the six months ended December 31, 2000 is due to the repayment of $2,172,706 of revolving credit loans and the repayment of $197,701 of long-term debt.

       For the period ended December 31, 1999, financing activities provided the Company $3,405,543, which principally included capital proceeds of $3,255,788 from a private placement and the exercise of stock warrants, and the issuance of a note for $2,000,000 in subordinated debt. The increase was offset by the repayment of the note payable to the former Reliable shareholder of $1,192,578 and the repayment of $691,779 of long-term debt, which included $500,000 related to the subordinated note.

Liquidity and Capital Resources

       The Company had been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Precious metals inventories are stated at market value. Other inventories, including unrefined precious metals, are stated at lower of cost or market. On July 13 1999, the Company negotiated with a bank a new revolving credit agreement, which included a precious metal consignment facility. The Company may now borrow on consignment and fund its gold, platinum, and palladium and silver requirements. Title to the consigned precious metals remains with the consignor. The value of consigned gold, platinum, palladium and silver that the Company holds is not included in its inventory and there is no related liability recorded. At December 31, 1999 and December 31, 2000 the Company held $4,264,398 and $9,106,006, respectively, of precious metals under the consignment agreement with a bank for which it is charged a consignment fee based on current market rates. Price fluctuations in the precious metals markets may result in an interruption of the Company's gold, platinum, palladium and silver supplies and use of the precious metals consignment facility.

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

       Prior to the period ended December 31, 2000, the Company has incurred losses, and therefore has not generated sufficient cash flow to fund its overall expansion and growth plans. In order to continue its expansion and growth strategy, the Company will need to raise additional capital from either the sale of securities or the restructure of its working capital financing arrangements. There can be no assurances that the Company will be successful in raising additional capital or restructuring its working capital financing agreement. If the Company is unable to raise additional capital or further leverage its assets, then it may have to curtail some of its expansion and growth plans.

Inflation

       The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Forward Looking Statements

       Through its continued efforts to diversify its Metal Processing & Refining segment and expand its activities in Industrial Products segment through acquisitions, management anticipates an improvement in its operating results for the fiscal year ended June 30, 2001, although there can be no assurances that management will be successful in its efforts.

                                    SIGNATURE


       In accordance with the requirements of the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WESTBURY METALS GROUP, INC.


By:
Mark R. Buckley
Chief Financial Officer


Date:   April 14, 2001