Form 10-Q
period 2001-03-31
WESTBURY METALS GROUP INC
filed 2001-05-14
CIK 878722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                      Commission file
March 31, 2001                            Number 33-42408-NY

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As at May 10, 2001, 5,316,695 shares of the issuer's Common Stock, $.001 par value, were outstanding.


                           WESTBURY METALS GROUP, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2001

                                TABLE OF CONTENTS





                         PART 1 - FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS                                                                               Page

   Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000
   .........................................................................................................2
   Consolidated Statements of Operations for the Three and Nine Months Ended
     March 31, 2001 and 2000................................................................................3
   Consolidated Statements of Cash Flows for the Nine Months Ended
     March 31, 2001 and 2000................................................................................4
   Notes to Consolidated Financial Statements..............................................................5-13


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS......................................................................14-20


                           PART II - OTHER INFORMATION


SIGNATURE...................................................................................................21

                  WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  MARCH 31,                     JUNE 30,
                                                                                     2001                         2000
                                                                              -------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                        $      453,118                    628,840

  Accounts receivable, net of allowance of $173,942 and $206,643,
  respectively                                                                     4,026,120                  8,012,368
  Inventories (Note 4)                                                             8,144,295                  5,391,454
  Prepaid expenses and other current assets                                          682,224                    249,763
                                                                                  ---------                      -------

           Total current assets                                                   13,305,757                 14,282,425

PROPERTY, PLANT AND EQUIPMENT - Net                                                2,928,520                  2,491,142

GOODWILL - Net                                                                     2,452,874                  2,552,054

OTHER ASSETS                                                                         242,160                    265,939
                                                                                   -------                     -------

TOTAL ASSETS                                                                   $  18,929,311            $    19,591,560
                                                                                  ===========                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and income taxes payable                  $   1,159,150             $    2,118,241
  Current portion of long-term debt                                                  203,286                    261,055
  Revolving credit loan (Note 6)                                                   5,781,154                       -
  Due to customers                                                                 1,620,023                  1,636,048
                                                                                  -----------             -------------
           Total current liabilities                                               8,763,613                  4,015,344
                                                                                  ------------            --------------

REVOLVING CREDIT LOAN (Note 6)                                                      -                         5,868,126
DIRECTOR LOAN (Note 7)                                                             1,000,000                  1,000,000
LONG-TERM DEBT                                                                     1,043,363                  1,171,553
                                                                                 ------------                 -----------
           Total long term debt                                                    2,043,363                  8,039,679
                                                                                 ------------                 ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value - authorized, 50,000,000
  shares; 5,316,695 shares issued and outstanding                                      5,317                     5,317
  Capital in excess of par value (Note 11)                                         9,835,942                 9,802,609
  Accumulated other comprehensive loss                                               (60,061)                  (74,907)
  Accumulated deficit                                                             (1,658,863)               (2,196,482)
                                                                                 ------------                ----------


           Total stockholders' equity                                              8,122,335                 7,536,537
                                                                                 ------------                ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  18,929,311              $ 19,591,560
                                                                                 ============             ============

See notes to unaudited consolidated financial statements.


                                         WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------



                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     MARCH 31,                           MARCH 31,
                                                       ------------------------------------------------------------------------

                                                              2001               2000              2001              2000
                                                              ----               ----              ----              ----

REVENUE:
  Precious metal sales                                 $   39,251,048     $ 24,082,168       $103,706,077        $   55,160,458
  Refining                                                 10,343,099        2,890,013         25,366,433             8,286,523
                                                       ---------------      --------------   ----------------    --------------

           Total revenue                                   49,594,147       26,972,181        129,072,510            63,446,981
                                                         -------------      --------------   ----------------    --------------

COST OF SALES:
  Cost of precious metal sales                             36,653,900       22,681,510         99,184,578            53,064,841
  Cost of refining                                          9,611,036        2,992,846         22,942,323             7,130,402
                                                         ---------------    --------------   ----------------    --------------

           Total cost of sales                             46,264,936       25,674,356        122,126,901            60,195,243
                                                         -------------      --------------   ----------------    --------------

GROSS PROFIT                                                3,329,211        1,297,825          6,945,609             3,251,738
                                                         --------------     --------------   --------------       --------------

OPERATING EXPENSES:
  Selling, general and administrative expenses              1,947,057        1,296,240          4,663,296            3,124,112
  Depreciation and amortization                               211,931          139,847            594,291              374,135
                                                         ----------------   --------------     --------------    --------------

           Total operating expenses                         2,158,988        1,436,087          5,257,587            3,498,247
                                                         --------------     --------------     ------------      --------------


INCOME (LOSS) FROM OPERATIONS                               1,170,223         (138,262)         1,688,022             (246,509)
                                                         --------------     ---------------    -------------     ---------------

OTHER EXPENSE (INCOME):
  Interest expense                                            319,281          338,414         1,085,417               753,223
  Interest income                                              13,553              -              (7,076)              (21,051)
  Non-cash warrant charge (Note 11)                             5,644              -              33,334             1,200,570
  Other income                                                    -            (11,746)             -                    -
                                                          --------------    --------------      --------------      --------------

           Total other expense                                338,478          326,668         1,111,675             1,932,742
                                                          ---------------    --------------    --------------      --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               831,745         (464,930)          576,347            (2,179,251)
PROVISION FOR INCOME TAXES                                        (77)            -               38,728                -
                                                        ---------------     --------------     -----------       --------------

NET INCOME (LOSS)                                        $    831,822     $   (464,930)        $ 537,619        $   (2,179,251)
                                                         ==============     ==============     ==========       ===============
NET INCOME (LOSS) PER SHARE:
Basic                                                    $      0.16      $      (0.09)        $    0.10        $       (0.56)
                                                         ==============   ================    ===========       ==============
Diluted                                                  $      0.15      $      (0.09)        $    0.10        $       (0.56)
                                                         =============    ================    ============      ===============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
        Basic                                                 5,316,695          5,087,306          5,316,695         3,915,205
                                                         ==============     ==============     ==============    ==============
        Diluted                                               5,407,853          5,087,306          5,409,178         3,915,205
                                                         ==============     ==============     ==============    ==============


See notes to unaudited consolidated financial statements.


                                    WESTBURY METALS GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                    Nine Months Ended March 31,
                                                                                     2001                  2000

                                                                             ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $   537,619        $    (2,179,251)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                  594,291                374,135
    Bad debt expense                                                                   -                  348,094
    Warrant charge                                                                  33,334              1,200,570
    Changes in assets and liabilities:
       Inventories                                                              (2,752,841)            (2,875,412)
       Accounts receivable                                                       3,986,248             (3,401,300)
       Prepaid expenses and other current assets                                  (432,461)              (254,120)
       Other non-current assets                                                     23,779               (120,058)
       Due to customers                                                            (16,025)              (827,316)
       Accounts payable, accrued expenses and income taxes payable                (944,246)             1,310,220
                                                                               ------------        ---------------

           Net cash provided by (used in) operating activities                   1,029,698             (6,424,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment additions                                                             (932,489)              (346,056)
                                                                               ------------         ---------------
          Net cash used in investing activities                                   (932,489)              (346,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable to former Reliable shareholder                             -               (1,192,578)
  Proceeds from issuance of subordinated debt                                          -                2,000,000
  Net (pay down on) proceeds from credit line                                      (86,972)             2,466,815
  Repayment of long-term debt                                                     (245,604)              (267,690)
  Proceeds from long-term debt                                                      59,645                  -
  Repayment of subordinated debt                                                       -               (2,000,000)
  Proceeds from stock warrants exercised and private placement                         -                5,250,130
                                                                                  ----------          ------------
           Net cash (used in) provided by financing activities                    (272,931)             6,256,677
                                                                                  ----------          -------------

NET DECREASE IN CASH                                                              (175,722)              (513,817)

BEGINNING CASH BALANCE                                                             628,840              1,242,230
                                                                               ---------------      ---------------
ENDING CASH BALANCE                                                            $   453,118          $     728,413
                                                                               ===============      ===============

Supplemental cash flow information:
         Cash paid for interest expense                                        $ 1,060,181          $     652,803
                                                                               ===============       ===============

See notes to unaudited consolidated financial statements.



NOTE 1 - GENERAL

The accompanying  unaudited  consolidated financial statements as of and for the three and nine  months  ended March 31,  2001 and 2000  include the  accounts of
Westbury  Metals  Group,  Inc.  ("WMG")  five  subsidiaries,  which are Westbury
Alloys,   Inc.,  Alloy  Trading  S.A.,   Reliable-West   Tech,  Inc.,   Westbury
International,  Inc., and Westbury Realty Management Corp.,  (collectively,  the
"Company").  The Company was formed,  initially as Rosecap,  Inc.,  on March 31,
1998 through a reverse merger of Westbury Acquisition Corp. and Westbury Alloys,
Inc. On June 18, 1998, the Company's name was changed to Westbury  Metals Group,
Inc. from Rosecap, Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary to present fairly the results of operations for each of the three- and nine-month periods ended March 31, 2001 and 2000, the financial position at March 31, 2001 and the cash flows for the nine-month periods ended March 31, 2001 and 2000, respectively. Such adjustments consist of normal recurring items. The consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the U.S.
Securities and Exchange Commission.

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

SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133, as amended on June 1999 and June 2000, did not result in a material transition adjustment.


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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SPM had occurred as of July 1,1999:


                                         Nine Months Ended
                                              March 31,
                                                2000

         Total revenue                       $ 74,145,911
                                             ============

         Net loss                            $ (1,833,066)
                                             =============
         Net loss per share
              Basic and Diluted              $      (0.47)
                                             =============

The unaudited pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on the date indicated or of future operations of the combined companies under the ownership and management of the Company.

NOTE 4 - INVENTORIES

Precious metal inventories are stated at market value. Other inventories, including unrefined precious metals, are stated at lower of cost or market. As of March 31, 2001, the Company's precious metal inventories at market value totaled $2,896,375 and other inventory at lower of cost or market totaled
$5,247,920. The estimated aggregate market value of precious metal inventories and other inventories at March 31, 2001, after all processing of inventories has been completed, was $8,990,476.

Consistent with industry practice, some of the Company's gold, platinum, palladium and silver requirements are furnished by customers and suppliers on a consignment basis.

Title to the consigned precious metals remains with the consignor. The value of consigned precious metals held by the Company is not included in the Company's balance sheets. On March 31, 2001, the Company held $7,183,238 of precious metals under a consignment agreement with a bank. The Company's precious metal requirements are provided from a combination of owned inventories, precious metals that have been purchased and sold for future delivery, and precious metals received from suppliers and customers on a consignment basis.


NOTE 5 - DERIVATIVES

The Company manufactures and sells industrial products, which use silver as its primary raw material. In conjunction with its metal processing and refining segment, the Company processes numerous forms of scrap, which contain silver, gold, platinum, palladium and by-products. This business segment also recovers and sells platinum, palladium and rhodium from used automotive catalytic converters. In order to manage its commodities price risk and to reduce the impact of price fluctuations, the Company has arranged with its bank a consignment of precious metals and it also uses derivative commodity instruments to hedge its precious metals. The derivative instruments consist of forward and futures contracts, which generally have a contract term of 15 to 180 days. The value of the Company's forward and futures positions as of March 31, 2001 was $11,405,126.

As of March 31, 2001, the Company had sold or purchased the following futures or forward contracts:

        Derivative Instrument             Precious Metal          Ounces           Average Price
        ---------------------             --------------          ------           -------------
        Forward - purchase                   Silver               566,156             $    4.33
        Forward - sale                       Silver               471,561             $    4.62
        Forward - sale                       Gold                     250             $  269.40
        Forward - sale                       Platinum               6,850             $  578.81
        Forward - purchase                   Platinum                 500             $  567.00
        Forward - sale                       Palladium              1,300             $  768.35
        Forward - sale                       Rhodium                  735             $1,988.97

For the periods ended March 31, 2001 and 2000, the Company has unrealized gains of $315,909 and $14,461, respectively, related to its futures and forward derivative contracts, which it recorded as income, as these contracts did not qualify for hedge accounting, as defined by SFAS 133.

NOTE 6 - REVOLVING CREDIT AGREEMENT

In July 1999, RWT, International and Westbury (the "Co-borrowers") entered into a two-year revolving credit agreement with a bank under which it may borrow up to $12,000,000. On May 10, 2000, the Company signed an amendment to its two-year revolving credit agreement, which increased the amount the Company may borrow from $12,000,000 to $13,000,000. All other terms and conditions remained the same. As of March 31, 2001 the Company had total borrowings of $12,964,392, which included $7,183,238 of consigned precious metals and $5,781,154 of dollar borrowings. Interest on the consignment of precious metals accrues at the gold cost of funds rate plus 2.50%. Interest on the remaining borrowings accrues at the option of the Company at either LIBOR plus 2.50% or Prime plus .5% (Prime rate was 8.0% at March 31, 2001). Consignments of precious metals are limited to the balance of eligible inventory, with the remaining borrowings limited to the balance of eligible accounts receivable. The facility is collateralized by the assets of the Co-borrowers, and guaranteed by WMG. The Company has agreed to pay fees of .375% on the unused amount of the facility payable monthly. The agreement requires the Company to meet a minimum cash flow test and minimum debt to net worth. The lender also requires the Company to submit its quarterly financial statements within 45 days of the end of the quarter.

NOTE 7 - DIRECTOR LOAN

In May 2000, the Company issued John Conley, a director of the Company, a $1,000,000 promissory note. The terms of the promissory note include interest at a rate based on the commercial Certificate of Deposit interest rate and, in addition, the payment of commissions on bullion sales to a specific customer. In addition, Mr. Conley received warrants with a five-year maturity for the right to purchase 60,000 shares of the Company's common stock at an exercise price of $4.50 per share (see Note 11).

NOTE 8 - NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is calculated by including all dilutive potential common shares such as stock options and warrants. A reconciliation between the numerators and denominators of the basic and diluted net income (loss) per common share is as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                         March 31,
                                                     ----------------------------------------------------------------------
                                                           2001             2000                2001            2000
                                                           ----             ----        ---     ----            ----

Net income (loss) (numerator for basic and diluted
   net income (loss) per common share)                   $  831,822     $   (464,930)      $    537,619     $ (2,179,251)

Weighted average common shares (denominator for
   basic net  income (loss) per share)                    5,316,695        5,087,306           5,316,695       3,915,205
Effect of dilutive securities - employee stock
options and warrants                                         91,158              -                92,483             -
                                                        ---------------   ------------       ------------       -----------

Weighted average common and potential common
   shares outstanding (denominator for diluted income
   (loss) per common share)                               5,407,853         5,087,306          5,409,178         3,915,205


Net income (loss) per common share - Basic              $     0.16       $     (0.09)       $      0.10       $     (0.56)
                                                         ---------       -----------       -------------      ----------------
Net income (loss) per common share - Diluted            $     0.15       $     (0.09)       $      0.10       $     (0.56)
                                                         ---------       -----------       -------------      ----------------

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

                                            Industrial
                                           Commodities      Industrial   Metal Processing
                                            Management      Products        & Refining       Corporate    Consolidated
Nine months ended March 31, 2001
  Sales to unaffiliated customers          $ 77,618,800   $ 26,087,277   $ 25,366,433      $-             $129,072,510
  Transfers between segments                 25,233,941     -               -               (25,233,941)   -
                                           ------------   ------------   ------------      ------------   ------------
  Total revenues                           $102,852,741   $ 26,087,277   $ 25,366,433      $(25,233,941)  $129,072,510
                                           ============   ============   =============     ============   ============
  Total assets                             $  8,852,098   $  6,457,771   $  2,352,444      $  1,266,998   $ 18,929,311
                                           ============   ============   ============      ============   ============
  Interest expenses                        $    161,955   $    464,929   $    427,903      $     30,630   $  1,085,417
                                           ============   ============   =============     ============   ============
  Non-cash warrant charge                  $      -       $      -       $      -          $     33,334   $     33,334
                                          =============   ============   =============     =============  ============
  Depreciation and amortization            $     63,922   $    321,268   $    173,273      $     35,828   $    594,291
                                           ============   ============   ============      =============  ============
  Income (loss) before provision for
   income taxes                            $    452,141   $    137,516   $    454,287      $   (127,083)  $   916,861
                                           ============   ============   ============     ==============  ===========

Nine months ended March 31, 2000
  Sales to unaffiliated customers          $ 38,129,191   $ 17,031,267   $  8,286,523      $  -           $ 63,446,981
  Transfers between segments                 17,765,141              -     -                (17,765,141)     -
                                           ------------   ----------------------------     -------------  ----
  Total revenues                           $ 55,894,332   $ 17,031,267   $  8,286,523      $(17,765,141)  $ 63,446,981
                                           ============   ============   ============      =============  ============
  Total assets                             $  3,991,839   $  1,278,637   $  1,142,646      $  8,460,965   $ 14,874,087
                                           ============   ============   ============      ============   ============
  Interest expenses                        $    489,043   $     93,053   $     15,492      $    155,634   $    753,223
                                           ============   ============   ============      ============   ============
  Non-cash warrant charge                  $     -        $       -      $     -           $  1,200,570   $  1,200,570
                                           ============   ============   ============      =============  ============
  Depreciation and amortization            $      2,769   $    223,653   $    122,932      $     24,781   $    374,135
                                           ============   ============   ============      =============  ============
  Income (loss) before provision for
   income taxes                            $   (513,342)  $    608,070   $    262,322      $ (1,946,004)  $ (1,588,954)
                                           =============  ============   ============      =============  =============


RECONCLIATION TO CONSOLIDATED STATEMENT OF OPERATIONS

Nine months ended March 31, 2001
Income (loss) before provision for
income taxes- market value basis           $   452,141    $   137,516    $   454,287       $  (127,083)    $  916,861
Net adjustment of unrefined precious
metals from market basis to cost basis           -               -          (340,514)              -         (340,514)
                                           -----------    -----------     -----------       -----------     -----------
Net income (loss)                          $   452,141    $   137,516    $   113,773       $  (127,083)    $  576,347
                                           ============   ============   ===========       ============    ============

Nine months ended March 31, 2000
Income (loss) before provision for
income taxes- market value basis           $  (513,342)   $  608,070      $  262,322       $ (1,946,004)   $(1,588,954)
Net adjustment of unrefined precious
metals from market basis to cost basis           -               -          (590,297)             -           (590,297)
                                           ------------   -----------    ------------      -------------    -----------
Net (loss) income                          $  (513,342)   $  608,070      $ (327,975)      $ (1,946,004)   $(2,179,251)
                                           ============   ===========    ============       ==============  ===========

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Changes in stockholders' equity and other comprehensive income (loss) during the nine months ended March 31, 2001 and 2000:

                                                                         2001                     2000
                                                                         ----                     ----
                Net income (loss)                                   $ 537,619                $(2,179,251)
                Foreign currency translation adjustment                14,846                     (8,587)
                                                                   ----------            ----------------
                Total comprehensive income (loss)                   $ 552,465               $ (2,187,838)
                                                                    =========               =============

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

In May 2000, the Company issued John Conley, a director of the Company, a $1,000,000 promissory note. The terms of the promissory note include interest payments at an annual rate based on the commercial Certificate of Deposit interest rate. In addition, Mr. Conley received 60,000 warrants exercisable at a price of $4.50 per share. These warrants expire in May 2005. The vesting rights under the warrants provide for immediate vesting of 30,000 warrants with the balance vesting in the following manner: after an initial period of six months, each quarter 5,000 warrants will vest as long as there is an outstanding balance under the promissory note until all of the 30,000 warrants have vested. If the promissory note is repaid before the warrants become vested, the remaining unvested warrants are cancelled. During the periods ended December 31, 2000 and March 31, 2001, 5,000 warrants vested each quarter period. The Company, using the Black-Scholes Model, has determined the fair value of the vested warrants and incurred a non-cash warrant charge of $2,993 and $5,081 for the three months ended December 31, 2000 and March 31, 2001, respectively.

In May 2000, the Company granted Stern & Co., a public and investor relations firm, warrants to purchase 20,000 shares of the Company's stock in return for its services. The Company also pays Stern & Co. a monthly fee plus reimburses
Stern & Co. for it's out of pocket expenses. The warrants vest as follows: (i)
5,000 warrants vest August 15, 2000; (ii) 5,000 vest November 15, 2000; (iii)
5,000 vest February 15, 2001; and (iv) 5,000 vest May 15, 2001. The shares vested above are exercisable at the following prices: (i) 5,000 at $4.50; (ii)
5,000 at $5.50; (iii) 5,000 at $6.50; and (iv) 5,000 at $7.50. In order for
Stern & Co. to exercise its warrants after they are vested, the stock must trade at the above stated exercise prices for a minimum period of 30 days. The warrants mature on May 23, 2003 and if unexercised they are cancelled. The
Company, using the Black-Scholes Model, has determined the fair value of the vested warrants and incurred a non-cash warrant charge of $3,995, $1,668 and $562 for the three month periods ended September 30, 2000, December 31, 2000 and March 31, 2001, respectively.

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

(iv) The Company's subsidiary, Alloy, is involved in a value-added tax dispute in Peru. On February 16, 2000, the Peruvian tax authorities, ("SUNAT") levied a fine of approximately $1.7 million against Alloy stemming from allegations that Alloy was engaged in improperly exporting gold to one of the Company's subsidiaries, Westbury, from late 1996 through early 1998. In addition, SUNAT claims Alloy is liable for approximately $1.5 million in refunds previously paid and interest thereon. Alloy has engaged the services of legal counsel in Lima, Peru, and is vigorously contesting these claims and fines. Based on information presently available, management believes, after consultation with counsel that all appropriate tax payments have been made and that Alloy should get a favorable ruling from the Tax Court.

NOTE 13 - COMMITMENTS & CONTINGENCIES

On March 30, 2001, the Company entered into a purchase and sales agreement to sell its land and building located at 900 Shames Drive, Westbury, New York. The sale is conditioned upon a satisfactory environmental test of the property to include the its sub-surfaces and the buyer obtaining satisfactory financing. The environmental test was completed April 25, 2001 and it revealed soil contamination in two areas, which will require remediation. The Company has approved a plan of remediation and notified the buyer of its intention. Under the agreement with the buyer, the Company fulfills its obligations to the buyer once the remediation plan is completed. The operations conducted in this facility moved to Waterbury, Connecticut, where the Company has recently leased a 19,500 square foot facility.

On April 25, 2001, the Company signed a purchase offer to buy land and buildings located in Providence, Rhode Island. The purchase is subject to the numerous conditions, which include amongst others a satisfactory environmental test of the site, a zoning variance, and the Company obtaining a conventional mortgage.
The Company plans to relocate its corporate headquarters to Providence, Rhode
Island and also manufacture industrial products at this location.

NOTE 14 - Subsequent Events

The Company commenced trading on the Bulletin Board in September 1998 under the symbol WMET.OB. On February 15, 2001 the Company's stock ceased trading on the Bulletin Board due to the Company's continuing failure to file its financial statements with the U.S. Securities and Exchange Commission. During the period
February 15, 2001 until May 9, 2001, the Company's stock traded under the symbol
WMETE on the Pink Sheet Bulletin Board. As of April 27, 2001, the Company reapplied for listing of its stock on the over-the-counter bulletin board
("OTCBB"). On May 9, 2001, the Company's stock resumed trading on the OTCBB under the symbol WMET.OB.

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

                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                         March 31,
                                                     ----------------------------------------------------------------------
                                                            2001             2000             2001              2000
                                                            ----             ----             ----              ----
Revenues:
--------
  Precious metal sales                                      79.1%             89.3%            80.3%            86.9%
  Refining                                                  20.9%             10.7%            19.7%            13.1%
                                                          -------           -------          -------          -------
  Total Revenues                                           100.0%            100.0%           100.0%           100.0%
                                                          -------           -------          -------          -------

The net income (loss) for the three months ended March 31, 2001, December 31, 2000 and September 30, 2000 was $831,822, $(726,505) and $432,302, respectively.
The net income (loss) per diluted share for the three months ended March 31, 2001, December 31, 2000 and September 30, 2000 was $0.15, $(0.14) and $0.08,
respectively.

Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000

Revenues were $49,594,147 for three months ended March 31, 2001 compared to $26,972,181 for three months ended March 31, 2000. Of the total increase, $15,168,880 related to the Industrial Products and Industrial Commodities
Management segments, while $7,453,086 related to the Metal Processing and Refining segment. The increased sales in the Industrial Products and Industrial
Commodities Management segments are directly related to the financing arrangement with the bank, cross-selling products and services to other segment's customers, and the acquisitions of Reliable and SPM.

West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable in June 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc.
("RWT"), which comprises the Industrial Products segment. For the three months ended March 31, 2001, the Industrial Products segment recorded gross revenue of $8,005,143. The Industrial Commodities Management segment, which started business in July 1998, was responsible for an additional $31,245,905 in gross revenues for the three months ended March 31, 2001. The revenues relate to precious metal sales to industrial end users. The combined sales of the Industrial Products and Industrial Commodities Management segments were
$39,251,048 for the three months ended March 31, 2001 compared to $24,082,168 for the three months ended March 31, 2000, resulting in an increase of $15,168,880.

Through the diversification of the refining area, greater efficiencies in the catalytic converter operations, and expansion of the Company's network of used automotive catalytic converter collectors, the Metal Processing and Refining segment revenues for three months ended March 31, 2001 were $10,343,099 compared to $2,890,013 for the three months ended March 31, 2000 for an increase of $7,453,086.

Cost of precious metal sales were $36,653,900 or 93.4% of sales for three months ended March 31, 2001 compared to $22,681,510 or 94.2% of sales for three months ended March 31, 2000. This 0.8% decrease in cost of sales is nominally lower than the precious metals cost of sales during the prior year's comparable period. The higher volume in both the Industrial Commodities Management and Industrial Products segments has resulted in more efficient usage of production assets and a decreasing cost of sales trend for the current year.

Cost of refining revenues were $9,611,036 or 92.9% of refining fees for three months ended March 31, 2001 compared to $2,992,846 or 103.6% of refining fees for three months ended March 31, 2000. The decrease of 10.7% in the cost of refining is primarily due to the increased volume in catalytic converters, which contains platinum group metals. In addition, the volume of scrap materials processed by the Company's refining operation improved significantly during the quarter ended March 31, 2001.

Selling, general and administrative expenses increased by $650,817 or 50.2%, from $1,296,240 for the three months ended March 31, 2000 to $1,947,057 for the three months ended March 31, 2001. This increase is the result of new employees hired at the sales and operations' levels to facilitate the expansion of sales in both the Industrial Products and catalytic converter processing business, which is part of the Metal Processing & Refining segment.

Depreciation and amortization expense was $211,931 for the three months ended
March 31, 2001 compared to $139,847 for the three months ended March 31, 2000.
This increase of $72,084, or 51.5%, was principally due to the amortization of goodwill from the acquisition of SPM.

Interest expense was $319,281 for the three months ended March 31, 2001 compared to $338,414 for the three months ended March 31, 2000. The decrease of $19,133 or 5.7% was primarily due to the Company borrowing lower cost working capital loans as opposed to long-term debt, which carries a higher interest rate. In addition, the Company's has retained its operating profits during the previous four quarters, which has partially funded the overall increase in volume.

For the three months ended March 31, 2001, the Company incurred non-cash charges of $5,644. The non-cash charges of $5,644 for the period ended March 31, 2001 related to the warrants issued in conjunction with a director loan, which originated in May 2000, and also services provided by the public relations firm, Stern & Co. (see Note 11).

Nine Months Ended March 31, 2001 to the Nine Months Ended March 31, 2000

Revenues were $129,072,510 for the nine months ended March 31,2001 compared to $63,446,981 for the nine months ended March 31, 2000. Of the total increase, $48,545,619 related to the Industrial Products and Industrial Commodities
Management segments, while $17,079,910 related to the Metal Processing and Refining segment. The increased sales in the Industrial Products and Industrial
Commodities Management segments are directly related to the new financing arrangement with the bank, cross-selling products and services to the other segment's customers, and the acquisitions of Reliable and SPM.

West Tech, a subsidiary of the Company formed in March 1998, acquired substantially all of the assets of Reliable in June 1999. Reliable and West Tech merged their operations and the new entity was named Reliable-West Tech, Inc.
("RWT"), which comprises the Industrial Products segment. For the nine months ended March 31, 2001, the Industrial Products segment recorded gross revenues of $26,087,277. The Industrial Commodities Management segment, which started business in July 1998, was responsible for an additional $77,618,800 in gross revenues for the nine months ended March 31, 2001. The revenues relate to precious metal sales to industrial end users. The combined sales of the Industrial Products and Industrial Commodities Management segments were
$103,706,077 for the nine months ended March 31, 2001 compared to $55,160,458 for the nine months ended March 31, 2000, resulting in an increase of $48,545,619.

Through the diversification of the refining area, greater efficiencies in the catalytic converter operations, and expansion of the Company's network of used automotive catalytic converter collectors, the Metal Processing and Refining segment revenues for the nine months ended March 31, 2001 were $25,366,433 compared to $8,286,523 for the nine months ended March 31, 2000 for an increase of $17,079,910.

Cost of precious metal sales were $99,184,518 or 95.6% of sales for the nine months ended March 31, 2001 compared to $53,064,841 or 96.2% of sales for the nine months ended March 31, 2000. This 0.6% decrease in cost of sales is due to higher volume in both the Industrial Commodities Management and Industrial
Products segments. Another factor, which contributed to the decrease in the cost of sales, is a modest change in the product mix of precious metal sales, which includes more sales of higher margin Industrial Products versus the Industrial
Commodities Management segment sales.

Cost of refining revenues were $22,942,323 or 90.4% of refining fees for the nine months ended March 31, 2001 compared to $7,130,402 or 86.0% of refining fees for the nine months ended March 31, 2000. This increase of 4.4% in cost of refining is primarily due to the increased volume in catalytic converters, which contain platinum group metals. The market prices of these precious metals have risen during the nine months ended March 31, 2001. As a result of the rising prices for these inventories, the cost of sales of the Metal Processing &
Refining segment increased during the nine months ended March 31, 2001 as not all of these increases were passed on to the customer.

Selling, general and administrative expenses increased by $1,539,184 or 49.3% from $3,124,112 for the nine months ended March 31, 2000 to $4,663,296 for the nine months ended March 31, 2001. This increase is the result of new employees hired at the sales and operational levels to facilitate the expansion of sales in both the Industrial Products and the catalytic converter processing business, which is part of the Metal Processing and Refining segment.

Depreciation and amortization expense was $594,291 for the nine months ended
March 31, 2001 compared to $374,135 for the nine months ended March 31, 2000.
This increase of $220,156 or 58.8% was principally due to the amortization of goodwill from the acquisition of SPM.

Interest expense was $1,085,417 for the nine months ended March 31, 2001 compared to $753,223 for the nine months ended March 31, 2000. The increase of $332,194 or 44.1% was primarily due to the Company's full usage of its credit facility with a bank in order to finance overall sales growth. The Company also incurred higher debt service costs due to the acquisition of SPM.

For the nine months ended March 31, 2001 and 2000, the Company incurred non-cash charges of $33,334 and $1,200,570 respectively. The non-cash charges of $33,334 for the nine months ended March 31, 2001 related to the warrants issued in conjunction with a subordinated loan, which originated in July 1999 and was repaid in March 2000; a director loan, which originated in May 2000; and services provided by the public relations firm, Stern & Co. (see Note 11). The
Company also incurred non-recurring non-cash charges of $1,200,570 for the nine months ended March 31, 2000 related to: (i) the issuance of warrants to third parties, which enabled the third parties to buy the Company's common stock at a price less the market price of the Company's stock and (ii) an inducement by the Company to warrant holders to exercise their warrant rights. On December 14, 1999, new warrants were issued to the Company's former bridge loan holders at an exercise price of $2.25, which was below the market value of Company's common stock, and it resulted in a non-cash charge of $1,118,714. Also, an inducement was offered to warrant holders during the period July 1999 through December
1999, and it resulted in the exercise of 147,222 shares of common stock. The inducement charge was partially a cash expense totaling $36,805 and partially a non-cash expense totaling $81,856, which represented an incremental increase in the fair value of the warrants based on the Black-Scholes Model.

Liquidity, Capital Resources and Other Financial Data

Cash flows from Operating activities

Net cash provided by operating activities was $1,029,698 for the nine months ended March 31, 2001 compared to net cash used of $(6,424,438) for the nine months ended March 31, 2000, an increase of $7,454,136. Cash provided by operating activities was primarily due to an operating profit of $537,619 and decreases in accounts receivable of $3,986,248. Partially offsetting the cash provided were increases in inventory of $2,752,841 and prepaids and other current assets of $432,461, and a decrease in accounts payable and accruals of $944,246.

Cash flows from Investing activities

Net cash used in investing activities for the nine months ended March 31, 2001 was $932,489 and primarily included: (i) the acquisition of equipment for the refinery in order to process used automotive catalytic converters; (ii) leasehold improvements to the recently leased facility in Waterbury, Connecticut, where the processing of catalytic converters occurs; (iii) leasehold improvements to the Reliable building; and (iv) payment for the Company's new computer equipment and software system.

Net cash used in investing activities for the nine months ended March 31, 2000 was $346,056. The net property, plant & equipment expenditures of $346,056 primarily included the acquisition of equipment for the processing of materials from the film industry and coin blanking tools and dies.

Cash flows from Financing activities

Net cash used in financing activities of $272,931 for the nine months ended
March 31, 2001 is due to the repayment of $86,972 of revolving credit loans and the repayment of $245,604 of long-term debt. The Company received $59,645 from the proceeds of long-term debt.

Net cash provided by financing activities for the nine months ended March 31, 2000 is primarily due to $5,250,130 of net capital proceeds from the private placement and exercise of stock warrants (see below). Additionally, proceeds from the new revolving credit agreement, which commenced in July 1999, and the issuance of a note for $2,000,000 in subordinated debt contributed to the cash provided from financing activities. The increase was offset by the repayment of the note payable to the former Reliable shareholder of $1,192,578 and the repayment of $2,267,690 of long-term debt, which included $2,000,000 related to the subordinated note.

During the nine months ended March 31, 2000, the Company issued 147,222 shares of common stock to warrant holders at an exercise prices of $2.25 per share and received, after payment of warrant inducement charges of $36,805, net proceeds of $294,444.

Liquidity and Capital Resources

Working capital decreased from $10,267,081 at June 30, 2000 to $4,542,143 at March 31, 2001, a decrease of $5,724,938, which was primarily due to the revolving credit loan with the bank coming within twelve months of its scheduled maturity and therefore being classified as a current liability versus long-term debt as of the year ended June 30, 2000.

The Company had been relying on a gold consignment program and internally generated funds to finance its metal purchases, inventories and accounts receivable. Precious metals inventories are stated at market value. Other inventories, including unrefined precious metals, are stated at lower of cost or market. On July 13 1999, the Company negotiated with a bank a new revolving credit agreement, which included a precious metal consignment facility. The
Company may now borrow on consignment and fund its gold, platinum, and palladium and silver requirements. Title to the consigned precious metals remains with the consignor. The value of consigned gold, platinum, palladium and silver that the Company holds is not included in its inventory and there is no related liability recorded. At March 31, 2000 and March 31, 2001 the Company held $6,369,989 and
$7,183,238, respectively, of precious metals under the consignment agreement with a bank for which it is charged a consignment fee based on current market rates. Price fluctuations in the precious metals markets may result in an interruption of the Company's gold, platinum, palladium and silver supplies and use of the precious metals consignment facility.

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

Prior to the period ended March 31, 2001, the Company has incurred losses, and therefore has not generated sufficient cash flow to fund its overall expansion and growth plans. In order to continue its expansion and growth strategy, the Company will need to raise additional capital from either the sale of securities or the restructure of its working capital financing arrangements. There can be no assurances that the Company will be successful in raising additional capital or restructuring its working capital financing agreement. If the Company is unable to raise additional capital or further leverage its assets, then it may have to curtail some of its expansion and growth plans.

Inflation

The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Forward Looking Statements

Through its continued efforts to diversify its Metal Processing & Refining segment and expand its activities in the Industrial Products segment through acquisitions, management anticipates an improvement in its operating results for the fiscal year ended June 30, 2001, although there can be no assurances that management will be successful in its efforts.


                                    SIGNATURE


         In accordance with the requirements of the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WESTBURY METALS GROUP, INC.


                                 By:  /s/    Mark R. Buckley
                                      Chief Financial Officer



Date:   May 14, 2001